Form 10-Q
period 2021-09-30
AvidXchange Holdings, Inc.
filed 2021-11-18
CIK 1858257

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________.

Commission File Number: 001-40898

AvidXchange Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	86-3391192
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1210 AvidXchange Lane Charlotte, NC 28206	28206
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (800) 560-9305

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	AVDX	Nasdaq Global Select Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 12, 2021, the registrant had 196,213,041 shares of common stock, $0.001 par value per share, outstanding.

AvidXchange Holdings, Inc.

Form 10-Q

For the Quarterly Period Ended September 30, 2021

Table of Contents

		Page
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)
	Unaudited Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020	1
	Unaudited Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2021 and 2020	2
	Unaudited Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders’ Deficit for the Three and Nine Months Ended September 30, 2021 and 2020	3
	Unaudited Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2021 and 2020	5
	Notes to Unaudited Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	42
Item 4.	Controls and Procedures	43
PART II.	OTHER INFORMATION	45
Item 1.	Legal Proceedings	45
Item 1A.	Risk Factors	45
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	73
Item 6.	Exhibits	74
Signatures		76

i

Special Note Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements contained in this Quarterly Report on Form 10-Q other than statements of historical fact, including statements regarding our future operating results and financial position, our business strategy and plans, market growth, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “potential,” “continue,” “anticipate,” “intend,” “expect,” “could,” “would,” “project,” “plan,” “target,” and similar expressions are intended to identify forward-looking statements.

Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

•
our ability to attract and retain buyers and suppliers;
•
our ability to deepen our relationships with existing customers;
•
our expectations regarding our customer and transaction growth rates;
•
our business plan and beliefs and objectives for future operations;
•
trends associated with our industry and potential market;
•
benefits associated with use of our platform and services;
•
our ability to develop or acquire new solutions, improve our platform and solutions and increase the value of our platform and solutions;
•
our ability to compete successfully against current and future competitors;
•
our ability to further develop strategic relationships;
•
our ability to successfully identify, acquire and integrate complementary businesses, products or technology;
•
our plans to further invest in and grow our business, and our ability to effectively manage our growth and associated investments;
•
our ability to timely and effectively scale and adapt our existing technology;
•
our ability to achieve positive returns on investments;
•
our ability to increase or maintain our revenue, our revenue growth rate and gross margin;
•
our ability to generate sufficient revenue to achieve and sustain profitability;
•
our future financial performance, including trends in revenue, cost of revenue, operating expenses, other income and expenses, income taxes, billings and customers;
•
the sufficiency of our cash and cash equivalents and cash generated from operations to meet our working capital and capital expenditure requirements;
•
our ability to raise capital and the terms of those financings;
•
our ability to attract, train and retain qualified employees and key personnel;
•
our ability to maintain and benefit from our corporate culture;
•
our ability to successfully enter new markets and manage our international expansion; and
•
our ability to maintain, protect and enhance our intellectual property and not infringe upon others’ intellectual property.

We caution you that the foregoing list may not contain all of the forward-looking statements made in this Quarterly Report on Form 10-Q. These forward-looking statements are subject to a number of risks, uncertainties, and assumptions and other factors that could cause actual results to differ materially from those stated, including those described in the sections titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2 and “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q, as such factors may be updated in our filings with the Securities and Exchange Commission, (the “SEC"). Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the future events and trends discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

You should not rely upon forward-looking statements as predictions of future events. The events and circumstances reflected in the forward-looking statements may not be achieved or occur. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, performance, or achievements. Our forward-looking

i

statements speak only as of the date of this Quarterly Report on Form 10-Q, and we undertake no obligation to update any of these forward-looking statements for any reason after the date of this Quarterly Report on Form 10-Q or to conform these statements to actual results or revised expectations, except as required by law.

You should read this Quarterly Report on Form 10-Q, and the documents that we reference in this Quarterly Report on Form 10-Q and have filed with the SEC, with the understanding that our actual future results, performance, and events and circumstances may be materially different from what we expect.

In this Quarterly Report on Form 10-Q, the words “we,” “our,” “us,” “AvidXchange,” and “our Company” refer to AvidXchange, Inc. prior to our reorganization, and to AvidXchange Holdings, Inc. and its consolidated subsidiaries following the reorganization, unless the context requires otherwise.

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

AvidXchange Holdings, Inc.

Unaudited Consolidated Balance Sheets

(in thousands, except share and per share data)

	As of September 30,	As of December 31,
	2021	2020
Assets
Current assets
Cash and cash equivalents	$150,944	$252,458
Restricted funds held for customers	870,773	137,620
Accounts receivable, net of allowances of $1,907 and $1,769, respectively	30,135	24,757
Supplier advances receivable, net of allowances of $808 and $1,099, respectively	11,551	8,855
Prepaid expenses and other current assets	13,042	8,626
Total current assets	1,076,445	432,316
Property and equipment, net	83,152	86,872
Operating lease right-of-use assets	3,467	3,139
Deferred customer origination costs, net	26,309	24,124
Goodwill	160,987	105,696
Intangible assets, net	103,753	72,442
Other noncurrent assets and deposits	4,534	1,922
Total assets	$1,458,647	$726,511
Liabilities, Convertible Preferred Stock and Stockholders' Deficit
Current liabilities
Accounts payable	$17,204	$25,418
Accrued expenses	59,573	40,472
Payment service obligations	870,773	137,620
Deferred revenue	8,872	6,309
Current portion of contingent consideration	950	-
Current maturities of lease obligations under finance leases	815	1,092
Current maturities of lease obligations under operating leases	1,037	1,147
Current maturities of long-term debt	1,000	1,000
Total current liabilities	960,224	213,058
Long-term liabilities
Deferred revenue, less current	12,899	1,661
Contingent consideration, less current portion	70	-
Obligations under finance leases, less current maturities	73,383	73,139
Obligations under operating leases, less current maturities	3,708	3,750
Long-term debt	101,682	98,446
Other long-term liabilities	29,553	14,939
Total liabilities	1,181,519	404,993
Commitments and contingencies
Convertible preferred stock, $0.001 par value; 40,472,166 shares authorized as of September 30, 2021 and December 31, 2020; 30,081,996 shares issued and outstanding as of September 30, 2021 and December 31, 2020; and liquidation preference of $884,842 as of September 30, 2021 and December 31, 2020	847,042	832,625
Stockholders' deficit
Common stock, $0.001 par value; 340,000,000 shares authorized as of September 30, 2021 and 240,000,000 shares authorized as of December 31, 2020; 57,600,488 shares issued and outstanding as of September 30, 2021 and 50,054,880 shares issued and outstanding as of December 31, 2020	58	50
Additional paid-in capital	229,853	161,116
Accumulated deficit	(799,825)	(672,273)
Total stockholders' deficit	(569,914)	(511,107)
Total liabilities, convertible preferred stock and stockholders' deficit	$1,458,647	$726,511

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AvidXchange Holdings, Inc.

Unaudited Consolidated Statements of Operations

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues	$65,176	$47,600	$179,144	$133,065
Cost of revenues (exclusive of depreciation and amortization expense)	25,792	20,972	71,343	61,638
Operating expenses
Sales and marketing	16,118	11,763	44,176	35,279
Research and development	15,672	11,055	43,225	32,156
General and administrative	15,564	10,357	45,498	30,813
Impairment and write-off of intangible assets	-	-	574	924
Depreciation and amortization	8,164	6,953	22,334	20,733
Total operating expenses	55,518	40,128	155,807	119,905
Loss from operations	(16,134)	(13,500)	(48,006)	(48,478)
Other income (expense)
Interest income	35	613	332	1,590
Interest expense	(4,874)	(5,039)	(14,985)	(15,016)
Change in fair value of derivative instrument	(14,552)	-	(14,690)	(6,545)
Charge for amending financing advisory engagement letter - related party	-	-	(50,000)	-
Other expenses	(19,391)	(4,426)	(79,343)	(19,971)
Loss before income taxes	(35,525)	(17,926)	(127,349)	(68,449)
Income tax expense	2	58	203	175
Net loss	$(35,527)	$(17,984)	$(127,552)	$(68,624)

Accretion of convertible preferred stock	(5,012)	(5,577)	(14,417)	(15,996)
Net loss attributable to common stockholders	$(40,539)	$(23,561)	$(141,969)	$(84,620)
Net loss per share attributable to common stockholders, basic and diluted	$(0.71)	$(0.42)	$(2.60)	$(1.73)
Weighted average number of common shares used to compute net loss per share attributable to common stockholders, basic and diluted	57,174,627	55,721,646	54,617,200	48,855,189

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AvidXchange Holdings, Inc.

Unaudited Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders’ Deficit

(in thousands, except share and per share data)

	Convertible		Common		Additional	Accumulated	Total Stockholders'
	Preferred Stock		Stock		Paid-in Capital	Deficit	Deficit
Balances at December 31, 2020	30,081,996	$832,625	50,054,880	$50	$161,116	$(672,273)	$(511,107)
Issuance of common stock in connection with amended agreement - related party	-	-	4,080,636	4	49,996	-	50,000
Exercise of stock options and warrants	-	-	181,332	-	540	-	540
Stock-based compensation	-	-	-	-	847	-	847
Accretion of convertible preferred stock	-	4,602	-	-	(4,602)	-	(4,602)
Net loss	-	-	-	-	-	(70,026)	(70,026)
Balances at March 31, 2021	30,081,996	$837,227	54,316,848	$54	$207,897	$(742,299)	$(534,348)
Exercise of stock options and warrants	-	-	286,964	-	623	-	623
Stock-based compensation	-	-	-	-	1,105	-	1,105
Options issued in connection with bonus program	-	-	-	-	48	-	48
Accretion of convertible preferred stock	-	4,802	-	-	(4,802)	-	(4,802)
Net loss	-	-	-	-	-	(21,999)	(21,999)
Balances at June 30, 2021	30,081,996	$842,029	54,603,812	$54	$204,871	$(764,298)	$(559,373)
Exercise of stock options and warrants	-	-	425,928	1	1,459	-	1,460
Common shares issued for acquisition	-	-	2,529,944	3	30,997	-	31,000
Common stock issued as contingent consideration	-	-	40,804	-	500	-	500
Fair value of call option at acquisition	-	-	-	-	(4,118)	-	(4,118)
Stock-based compensation	-	-	-	-	1,157	-	1,157
Accretion of convertible preferred stock	-	5,013	-	-	(5,013)	-	(5,013)
Net loss	-	-	-	-	-	(35,527)	(35,527)
Balances at September 30, 2021	30,081,996	$847,042	57,600,488	$58	$229,853	$(799,825)	$(569,914)

	Convertible		Common		Additional	Accumulated	Total Stockholders'
	Preferred Stock		Stock		Paid-in Capital	Deficit	Deficit
Balances at December 31, 2019	29,007,861	$720,835	44,014,700	$44	$11,799	$(423,625)	$(411,782)
Exercise of stock options and warrants	-	-	20,884	-	38	-	38
Stock-based compensation	-	-	-	-	266	-	266
Vesting of warrants issued in connection with consulting services	-	-	-	-	50	-	50
Accretion of convertible preferred stock	-	5,029	-	-	(4,804)	(225)	(5,029)
Net loss	-	-	-	-	-	(26,891)	(26,891)
Balances at March 31, 2020	29,007,861	$725,864	44,035,584	$44	$7,349	$(450,741)	$(443,348)
Exercise of stock options and warrants	-	-	354,448	-	1,052	-	1,052
Stock-based compensation	-	-	-	-	307	-	307
Vesting of warrants issued in connection with consulting services	-	-	-	-	51	-	51
Common shares issuance, net	-	-	2,898,024	3	33,150	-	33,153
Series F preferred issuance, net	2,040,316	93,632	-	-	-	-	-

AvidXchange Holdings, Inc.

Unaudited Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders’ Deficit

(in thousands, except share and per share data)

Accretion of convertible preferred stock	-	5,390	-	-	(5,390)	-	(5,390)
Net loss	-	-	-	-	-	(23,749)	(23,749)
Balances at June 30, 2020	31,048,177	$824,886	47,288,056	$47	$36,519	$(474,490)	$(437,924)
Exercise of stock options and warrants	-	-	84,572	-	252	-	252
Stock-based compensation	-	-	-	-	279	-	279
Common shares issuance, net	-	-	15,089,996	15	173,052	-	173,067
Accretion of convertible preferred stock	-	5,577	-	-	(5,577)	-	(5,577)
Net loss	-	-	-	-	-	(17,984)	(17,984)
Balances at September 30, 2020	31,048,177	$830,463	62,462,624	$62	$204,525	$(492,474)	$(287,887)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AvidXchange Holdings, Inc.

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities
Net loss	$(127,552)	$(68,624)
Adjustments to reconcile net loss to net cash used by operating activities
Depreciation and amortization expense	22,334	20,733
Amortization of deferred financing costs	1,018	843
Provision for doubtful accounts	1,075	802
Stock-based compensation	3,109	852
Fair value adjustment of contingent consideration	140	-
Warrants vested in connection with consulting services	-	101
Accrued interest	811	889
Impairment on intangible and right-of-use assets	574	997
Loss on fixed asset disposal	3	3
Noncash expense on contract modification - related party	50,000	-
Fair value adjustment to derivative instrument	14,690	6,545
Deferred income taxes	162	136
Changes in operating assets and liabilities
Accounts receivable	(3,730)	(2,587)
Prepaid expenses and other current assets	(4,254)	(230)
Other noncurrent assets	(2,593)	349
Deferred customer origination costs	(2,185)	(2,558)
Accounts payable	(11,640)	2,039
Deferred revenue	13,801	432
Accrued expenses and other liabilities	3,401	8,416
Operating lease liabilities	(479)	(718)
Total adjustments	86,237	37,044
Net cash used in operating activities	(41,315)	(31,580)
Cash flows from investing activities
Purchases of equipment	(939)	(653)
Purchases of land	-	25
Purchases of intangible assets	(12,582)	(7,959)
Proceeds from sales of property and equipment	5	-
Acquisition of business, net of cash acquired	(45,963)	-
Contingent consideration and deferred obligation payments near acquisition date	(1,292)	-
Supplier advances, net	(3,467)	(1,883)
Net cash used in investing activities	(64,238)	(10,470)
Cash flows from financing activities
Proceeds from the issuance of long-term debt	2,288	3,328
Principal payments on finance leases	(872)	(1,258)
Proceeds from issuance of preferred and common stock	2,623	321,748
Transaction costs related to issuance of stock	-	(1,327)
Transaction costs related to issuance of stock - related party	-	(19,227)
Payment service obligations	733,153	34,157
Net cash provided by financing activities	737,192	337,421
Net increase in cash, cash equivalents, and restricted funds held for customers	631,639	295,371
Cash, cash equivalents, and restricted funds held for customers
Cash, cash equivalents, and restricted funds held for customers, beginning of year	390,078	276,973
Cash, cash equivalents, and restricted funds held for customers, end of period	$1,021,717	$572,344
Supplementary information of noncash investing and financing activities
Right-of-use assets obtained in exchange for new finance lease obligations	$174	$469
Right-of-use assets obtained in exchange for new operating lease obligations	877	163
Common stock issued in business combination	31,000	-
Common stock issued as contingent consideration	500	-
Initial fair value of contingent consideration and deferred payment obligation at acquisition date	2,672	-
Property and equipment purchases in accounts payable and accrued expenses	93	-
Interest paid on notes payable	7,619	7,929
Interest paid on finance leases	5,537	5,355
Options issued in connection with bonus compensation	48	-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AvidXchange Holdings, Inc.

Notes to the Unaudited Consolidated Financial Statements

(in thousands, except share and per share data)

1. Formation and Business of the Company

Formation

AvidXchange, Inc. was incorporated in the state of Delaware in 2000. In July 2021, the Company consummated a reorganization by interposing a holding company between AvidXchange, Inc. and its stockholders. After the reorganization, all of the stockholders of AvidXchange, Inc. became stockholders of AvidXchange Holdings, Inc. and AvidXchange, Inc. became a wholly owned subsidiary of AvidXchange Holdings, Inc. To accomplish the reorganization, the Company formed AvidXchange Holdings, Inc., which was incorporated in Delaware on January 27, 2021, and AvidXchange Merger Sub, Inc. (“Merger Sub”) as a wholly owned subsidiary of AvidXchange Holdings, Inc. The Company merged AvidXchange, Inc. with and into Merger Sub, with AvidXchange, Inc. as the surviving entity, by issuing identical shares of stock of AvidXchange Holdings, Inc. to the stockholders of AvidXchange, Inc. in exchange for their equity interest in AvidXchange, Inc.

The merger was considered a transaction between entities under common control. Upon the effective date of the reorganization, July 9, 2021, AvidXchange Holdings, Inc. recognized the assets and liabilities of AvidXchange, Inc. at their carrying values within its financial statements.

AvidXchange Holdings, Inc. and its wholly owned subsidiaries are collectively referred to as “AvidXchange” or “the Company” in the accompanying consolidated financial statements after the reorganization.

Business

AvidXchange provides accounts payable (“AP”) automation software and payment solutions for middle market businesses and their suppliers. The Company’s cloud-based, software and payment platform digitizes and automates the AP workflow for middle market businesses (AvidXchange’s “buyer” customers), and their service providers and vendors (AvidXchange’s “supplier” customers). The Company provides solutions and services throughout North America spanning multiple industries including real estate, homeowners associations (“HOA”), construction, financial services (including banks and credit unions), healthcare facilities, social services, education, and media.

AvidXchange’s software solutions are delivered primarily through a software-as-a-service (“SaaS”) platform that connects buyer customers using the Company’s AP automation products with a network of their vendors, including supplier customers that have enrolled in AvidXchange’s electronic payments network (the “AvidPay Network”). This platform provides a multitude of solutions including electronic invoice capture, intelligent workflow routing, and automated payments, which can provide AvidXchange’s buyer and supplier customers with reduced costs, improved productivity, and reduction of paper from the traditional AP and payment processes.

The Company markets its solutions to buyers through both a direct salesforce and indirectly through strategic channel partnerships with banks and financial institutions as well as software and technology business partners. AvidXchange attracts buyer customers to the AvidPay Network through establishing a simple, easy-to-use network that helps integrate various buyers through a standard invoice and pay network. Supplier customers are selected to join the AvidPay Network by their buyer clients.

AvidXchange has completed strategic acquisitions that have expanded the customer relationships available to subscribe to its payment services solutions and gain access to new markets. The operating activities of the legal entities acquired are fully interdependent and integrated with the AvidXchange operations. The Company views its operations and manages its business as one segment and one reporting unit.

In December 2020, AvidXchange acquired Core Associates Holdings, LLC (“Core Associates”), the maker of TimberScan, an AP approval processing and content management software that has enabled the Company to further expand into the construction sector.

In July 2021, AvidXchange acquired the equity interests of FastPay, a leading provider of payments automation solutions for the media industry. See Note 4 for information regarding business combinations.

On September 30, 2021, the Company effected a four-for-one forward stock split of all then-outstanding common stock, without any change in the par value per share, and a corresponding adjustment to the respective conversion prices for outstanding preferred stock and not shares of preferred stock outstanding. The Company has retroactively adjusted all share and per share amounts to reflect the stock split.

On October 15, 2021, the Company closed its initial public offering and its senior and redeemable preferred stock and warrants converted into shares of common stock. See Note 15 for information regarding these transactions.

AvidXchange Holdings, Inc.

Notes to the Unaudited Consolidated Financial Statements

(in thousands, except share and per share data)

2. Summary of Significant Accounting Policies

Basis of Consolidation and Presentation

The accompanying unaudited consolidated financial statements include the accounts of the Company and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. The unaudited consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all normal and recurring adjustments that are, in the opinion of management, necessary for a fair statement of the Company’s financial position, results of operations, changes in convertible preferred stock and stockholders’ deficit, and cash flows for the periods presented. The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any other future annual or interim period. The unaudited consolidated balance sheet as of December 31, 2020 included herein was derived from the audited financial statements as of that date, but does not include all disclosures including certain notes required by U.S. GAAP on an annual reporting basis. All significant intercompany accounts and transactions have been eliminated.

These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2020 included in the Company's final prospectus (the "Final Prospectus") filed with the SEC on October 14, 2021 pursuant to Rule 424(b) under the Securities Act of 1933, as amended (the "Securities Act").

Presentation of Convertible Preferred Stock

The Company’s convertible preferred stock is classified as mezzanine equity in the accompanying balance sheets separate from all other stockholders’ equity accounts that are classified as permanent equity (e.g., common stock and accumulated deficit). The purpose of this classification is to convey that such securities may not be permanently part of equity and could result in a demand for cash or other assets of the entity in the future based on passage of time or upon the occurrence of certain events outside of the Company’s control.

The Company’s convertible preferred stock is initially recorded at its original issuance price, net of issuance costs. The Company accreted the carrying amount of the convertible preferred stock using the interest method until January 2021 when it became probable that the instrument would not become redeemable, except for senior preferred stock which the Company continues to accrete. These increases are recorded as charges against retained earnings, if any. In the absence of retained earnings, the amounts are recorded against the available balance of additional paid-in capital that has been generated from cash transactions until reduced to zero and any additional amounts are charged to accumulated deficit. Changes in the redemption value or the redemption date are considered to be changes in accounting estimates.

Impact of the COVID-19 Pandemic

Notwithstanding current vaccinations and the gradual re-opening of the U.S. economy, the global COVID-19 pandemic, including the emergence of recently discovered variants that are thought to be more contagious (such as the increasingly widespread “Delta variant”), continues to adversely affect commercial activity and has contributed to significant volatility in the financial markets which may continue.

The Company’s revenue was adversely affected in 2020 by COVID-19 due to a reduction in spending and closures or slowdowns of certain of its buyer’s businesses and other mandated restrictions on travel, social and business gatherings, schools, and the workplace. The impact was higher in certain industry verticals or segments such as HOAs and commercial real estate, with certain buyers tightly managing spend and hesitating to start new implementation projects. On the other hand, the pandemic also had the short term impact of driving increased interest and, for certain buyers, accelerated purchasing decisions for the Company’s products and services, as buyers shifted to remote work arrangements.

In 2021, the Company has continued to see the impact of COVID-19 on its business and its buyers and suppliers. The Company believes that, as a result of the uncertainty created by the pandemic, many buyers have been and may continue to be in the near term reluctant to invest in the purchase and implementation of our products and services, negatively impacting new sales and leading to longer sales cycles. These trends, if they continue, will make it more difficult for the Company to acquire new buyers and could lead to greater uncertainty around closing new sales opportunities, which could adversely impact its future revenue.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities as of and during the reporting period. The Company bases estimates and assumptions on historical experience when available and on various factors that it believes to be reasonable under the circumstances. Significant estimates reflected in these consolidated financial statements include, but are not limited to, the allowance for doubtful accounts, useful lives

AvidXchange Holdings, Inc.

Notes to the Unaudited Consolidated Financial Statements

(in thousands, except share and per share data)

assigned to fixed and intangible assets, capitalization of internal-use software, deferral of customer origination costs, the fair value of intangible assets acquired in a business combination, the fair value of goodwill, the recoverability of deferred income taxes, the fair value of common stock, and the fair value of the convertible common stock liability (or the “derivative instrument.”) The Company assesses estimates on an ongoing basis; however, actual results could materially differ from those estimates.

Concentrations

Significant Services

A substantial portion of the Company’s revenue is derived from interchange fees earned on payment transactions processed as virtual commercial cards (“VCC”). For the three months ended September 30, 2021 and 2020, interchange fee revenues from a single service provider represented approximately 51% and 50% of total revenues, respectively. For the nine months ended September 30, 2021 and 2020, interchange fee revenues from a single service provider represented approximately 50% and 49% of total revenues, respectively. As of September 30, 2021 and December 31, 2020, 66% and 62% of accounts receivable, net, is comprised of amounts due from this service provider, respectively.

Future regulation or changes by the card brand payment networks could have a substantial impact on the Company’s revenue from VCC transactions. If interchange rates decline, whether due to actions by the card brand payment networks, merchant/suppliers availing themselves of lower rates, or future regulation, the Company’s total operating revenues, operating results, prospects for future growth and overall business could be materially affected.

Restricted Funds Held for Customers and Payment Service Obligations

Restricted funds held for customers and the corresponding liability of payment service obligations represent funds that are collected from customers for payments to their suppliers. The Company is registered as a money services business (“MSB”) with the Financial Crimes Enforcement Network (“FinCEN”). As of September 30, 2021, payment service obligations were comprised of $837,155 of outstanding daily transaction liabilities per state regulatory Average Daily Transaction Liability (“ADTL”) report requirements and $33,618 of other unregulated settlements with payees, which do not constitute a regulatory liability event under reporting requirements.

The Company currently operates two models for the transmission of buyer customer funds. Under its legacy model, buyer customer funds are held in trust accounts that are maintained and operated by a trustee pending distribution. After customers’ funds are deposited in a trust account, the Company initiates payment transactions through external payment networks whereby the customers’ funds are distributed from the trust to the appropriate supplier. The Company is not the trustee or beneficiary of the trusts which hold these customer deposits; accordingly, the Company does not record these assets and offsetting liability on its consolidated balance sheets. The Company contractually earns interest on funds held for customers with associated counterparties. The amount of customer funds held in trust-related accounts was approximately $88,503 and $723,084 as of September 30, 2021 and December 31, 2020.

The Company has also obtained a money transmitter license in all states which require licensure. This model enables AvidXchange to provide commercial payment services to businesses through its “for the benefit of customer” (“FBO”) bank accounts that are restricted for such purposes. The restricted funds held for customers are restricted for the purpose of satisfying the customer’s supplier obligations and are not available for general business use by the Company. The Company maintains these funds in liquid cash accounts and contractually earns interest on these funds held for customers. These funds are recognized as a restricted cash asset and a corresponding liability is recorded for payments due to their suppliers on the Company’s consolidated balance sheets. Restricted funds held for customers are included in the cash and cash equivalents on the consolidated statements of cash flows. The Company is continuing to work towards fully transitioning to this model.

Net Loss per Share

Basic net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted average number of common shares outstanding during the period and, if dilutive, the weighted average number of potential shares of common stock. Net loss per share attributable to common stockholders is calculated using the two-class method, which is an earnings allocation formula that determines net loss per share for the holders of the Company’s common shares and participating securities. The Company’s convertible preferred stock contains participation rights in any dividend paid by the Company and is deemed to be a participating security. Net loss attributable to common stockholders and participating preferred shares are allocated to each share on an as-converted basis as if all of the earnings for the period had been distributed. The participating securities do not include a contractual obligation to share in losses of the Company and are not included in the calculation of net loss per share in the periods in which a net loss is recorded.

AvidXchange Holdings, Inc.

Notes to the Unaudited Consolidated Financial Statements

(in thousands, except share and per share data)

Diluted net loss per share is computed using the more dilutive of (a) the two-class method or (b) the if converted method. The Company allocates earnings first to preferred stockholders based on dividend rights and then to common and preferred stockholders based on ownership interests. The weighted average number of common shares included in the computation of diluted net loss gives effect to all potentially dilutive common equivalent shares, including outstanding stock options and convertible preferred stock. Common stock equivalent shares are excluded from the computation of diluted net loss per share if their effect is antidilutive. In periods in which the Company reports a net loss attributable to common stockholders, diluted net loss per share attributable to common stockholders is generally the same as basic net loss per share attributable to common stockholders since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. For the three and nine months ended September 30, 2021 and 2020, 122,484,570 and 121,821,200 potentially dilutive shares, respectively, were excluded from the calculation of diluted EPS as their impact was antidilutive. The Company reported a net loss attributable to common stockholders for each of the three and nine months ended September 30, 2021 and 2020.

Nonqualified Deferred Compensation Plan

The Company adopted a nonqualified, deferred compensation plan effective October 1, 2015, which is an unfunded plan created for the benefit of a select group of management or highly compensated employees. The purpose of the plan is to attract and retain key employees by providing them with an opportunity to defer receipt of a portion of their compensation. It is exempt from the participation, vesting, funding, and fiduciary requirements set forth in Title I of the Employee Retirement Income Security Act of 1974, as amended. Deferred amounts are not subject to forfeiture and are deemed invested among investment funds offered under the nonqualified deferred compensation plan, as directed by each participant.

The Company has established a ‘rabbi trust’ that serves as an investment to shadow the deferred compensation plan liability. The assets of the rabbi trust are general assets of the Company and as such, would be subject to the claims of creditors in the event of bankruptcy or insolvency. The Company has recorded these assets and liabilities at their fair value. In association with this plan, $1,164 and $663 were included in other noncurrent assets and $1,232 and $787 were included in noncurrent liabilities as of September 30, 2021 and December 31, 2020, respectively.

Contingent Liabilities

Contingent liabilities require significant judgment in estimating potential losses for legal claims. We review significant new claims and litigation for the probability of an adverse outcome. Estimates are recorded as liabilities when it is probable that a liability has been incurred and the amount of the loss is reasonably estimable. Disclosure is required when there is a reasonable possibility that the ultimate loss will materially exceed the recorded provision. Contingent liabilities are often resolved over long time periods. Estimating probable losses requires analysis of multiple forecasts that often depend on judgments about potential actions by third parties such as regulators, and the estimated loss can change materially as individual claims develop.

Fair Value Measurements

The Company’s financial instruments consist of cash and cash equivalents, trade receivables, AP, debt, and the liability related to the convertible common stock conversion feature. The carrying amount of cash, trade receivables, and AP approximate fair value due to the short-term maturity. The estimated fair value of long- term debt is based on borrowing rates currently available to the Company for similar debt issues. The fair value approximates the carrying value of long-term debt.

In accordance with applicable accounting standards, the Company utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels.

The following is a brief description of those three levels:

Level 1	Observable inputs such as quoted market prices in active markets for identical assets or liabilities.
Level 2

Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active market and quoted prices for identical or similar assets or liabilities in markets that are not active.

Level 3

Unobservable inputs that reflect the reporting entity’s own assumptions. The fair value for such assets and liabilities is generally determined using pricing models, discounted cash flow methodologies, or similar techniques that incorporate the assumptions a market participant would use in pricing the asset or liability.

When more than one level of input is used to determine the fair value, the financial instrument is classified as Level 1, 2 or 3 according to the lowest level input that has a significant impact on the fair value measurement. The Company performs a review of the fair value hierarchy classification on an annual basis. Changes in the observability of valuation inputs may result in a reclassification of certain financial assets or financial liabilities within the fair value hierarchy.

AvidXchange Holdings, Inc.

Notes to the Unaudited Consolidated Financial Statements

(in thousands, except share and per share data)

The convertible common stock liability is stated at fair value and is considered a Level 3 input because the fair value measurement is based, in part, on significant inputs not observed in the market. The Company determined the fair value of the convertible common stock liability based on the Black-Scholes option- pricing model which utilizes the value of shares sold in the Company’s latest preferred stock financing and allocates the estimated equity value of the Company to each class of the Company’s outstanding securities using an option-pricing back-solve model, then a Monte Carlo simulation technique to estimate fair value of the convertible common stock liability.

Emerging Growth Company Status

The Company is an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until those standards apply to private companies. The Company has elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that it is (i) no longer an emerging growth company or (ii) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. As a result, these unaudited interim financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates. The JOBS Act does not preclude an emerging growth company from early adopting new or revised accounting standards. The Company expects to use the extended transition period for any new or revised accounting standards during the period which the Company remains an emerging growth company.

Revision of Previously Issued Financial Statements

As previously disclosed in the Company's Final Prospectus, subsequent to the original issuance of the Company's financial statements for the year ended December 31, 2020, the Company identified an error in its historical accounting of RSU grants. Although the Company has concluded that these errors were immaterial to its previously issued annual and interim financial statements, the Company determined it would correct for these errors by revising those financial statements. As such, the accompanying unaudited condensed consolidated financial statements as of and for the three and nine months ended September 30, 2020 have been revised to correct for the error as reflected in the tables below:

	Three Months Ended September 30, 2020 (As Reported)	Stock-based Compensation Adjustment	Three Months Ended September 30, 2020 (As Revised)
Consolidated Statement of Operations
Cost of revenues (exclusive of depreciation and amortization expense)	$21,047	$(75)	$20,972
Sales and marketing	11,917	(154)	11,763
Research and development	11,204	(149)	11,055
General and administrative	10,522	(165)	10,357
Total operating expenses	40,596	(468)	40,128
Loss from operations	(14,043)	543	(13,500)
Loss before income taxes	(18,469)	543	(17,926)
Net loss	(18,527)	543	(17,984)
Net loss attributable to common stockholders	(24,104)	543	(23,561)
Net loss per share attributable to common stockholders, basic and diluted	$(0.43)	$0.01	$(0.42)

Consolidated Statement of Changes in Convertible Preferred Stock and Stockholders’ Deficit
Stock-based compensation	$822	$(543)	$279
Net loss	(18,527)	543	(17,984)

AvidXchange Holdings, Inc.

Notes to the Unaudited Consolidated Financial Statements

(in thousands, except share and per share data)

	Nine Months Ended September 30, 2020 (As Reported)	Stock-based Compensation Adjustment	Nine Months Ended September 30, 2020 (As Revised)
Consolidated Statement of Operations
Cost of revenues (exclusive of depreciation and amortization expense)	$61,843	$(205)	$61,638
Sales and marketing	35,631	(352)	35,279
Research and development	32,511	(355)	32,156
General and administrative	31,175	(362)	30,813
Total operating expenses	120,974	(1,069)	119,905
Loss from operations	(49,752)	1,274	(48,478)
Loss before income taxes	(69,723)	1,274	(68,449)
Net loss	(69,898)	1,274	(68,624)
Net loss attributable to common stockholders	(85,894)	1,274	(84,620)
Net loss per share attributable to common stockholders, basic and diluted	$(1.76)	$0.03	$(1.73)

Consolidated Statement of Changes in Convertible Preferred Stock and Stockholders’ Deficit
Stock-based compensation	$2,126	$(1,274)	$852
Net loss	(69,898)	1,274	(68,624)
Additional paid-in capital, September 30, 2020	205,799	(1,274)	204,525
Accumulated deficit, September 30, 2020	(493,748)	1,274	(492,474)

Consolidated Statements of Cash Flows
Net loss	$(69,898)	$1,274	$(68,624)
Stock based compensation expense	2,126	(1,274)	852

New Accounting Pronouncements

Recently Adopted Accounting Standards

On January 1, 2021, the Company adopted ASU No. 2018-15, Intangibles — Goodwill and Other: Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, that provides guidance on capitalization of implementation costs incurred in a cloud computing arrangement that is a service contract. There was no impact on the Company’s consolidated financial statements upon adoption.

Accounting Pronouncements Issued but Not Yet Adopted

In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-13, Financial instruments, Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which amends the guidance on the impairment of financial instruments by requiring measurement and recognition of expected credit losses for most financial assets, including trade receivables, and other instruments that are not measured at fair value through net income (the “CECL” framework). The guidance will replace the Company’s current accounts receivable and supplier advances receivable allowance for doubtful accounts methodology with the CECL framework. ASU 2016-13 is effective for private companies for financial statements issued for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2022. The Company is currently evaluating the impact of adopting this guidance on its consolidated financial statements and related disclosures.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes which simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. This standard is effective for private companies for annual reporting periods beginning after December 15, 2021, and for interim periods beginning after December 15, 2022, and early adoption is permitted. Certain amendments of this standard may be adopted on a retrospective basis, modified retrospective basis or prospective basis. The Company is currently evaluating the impact of adopting this guidance on its consolidated financial statements and related disclosures.

In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. This standard requires contract assets and contract liabilities from contracts with customers that are acquired in a business combination to be recognized and measured as if the acquirer had originated the original contract. For public business entities, it is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Entities should apply the provisions of the new standard prospectively to business combinations occurring on or after the effective date of the standard. Early adoption is permitted, including adoption in an interim period. The

AvidXchange Holdings, Inc.

Notes to the Unaudited Consolidated Financial Statements

(in thousands, except share and per share data)

Company is currently evaluating the impact of adopting this guidance on its consolidated financial statements and related disclosures.

3. Revenue from Contracts with Customers

Disaggregation of Revenue

The table below presents the Company’s revenues disaggregated by type of services performed.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Software revenue	$22,345	$17,179	$64,416	$50,191
Payment revenue	42,173	30,099	112,793	81,906
Services revenue	658	322	1,935	968
Total revenues	$65,176	$47,600	$179,144	$133,065

Contract Assets and Liabilities

The Company’s rights to payments are not conditional on any factors other than the passage of time, and as such, AvidXchange does not have any contract assets. Contract liabilities consist primarily of advance cash receipts for services (deferred revenue) and are recognized as revenue when the services are provided.

The table below presents information on accounts receivable and contract liabilities.

	As of September 30, 2021	As of December 31, 2020
Trade accounts receivable, net	$9,721	$8,977
Payment processing receivable, net	20,414	15,780
Accounts receivable, net	$30,135	$24,757
Contract liabilities	$21,771	$7,970

Significant changes in the contract liabilities balance are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue recognized included in beginning of period balance	$(1,203)	$(871)	$(5,331)	$(3,298)
Cash received, excluding amounts recognized as revenue during the period	14,340	933	19,132	3,730

The tables below present a summary of changes in the Company’s allowance for doubtful accounts for the nine months ended September 30, 2021:

	Accounts Receivable	Supplier Advances
	Allowance	Receivable Allowance
Allowance for doubtful accounts, December 31, 2020	$1,769	$1,099
Amounts charged to contra revenue, cost of revenues and expenses	323	750
Amounts written off as uncollectable	(185)	(1,137)
Recoveries of amounts previously written off	-	96
Allowance for doubtful accounts, September 30, 2021	$1,907	$808

	Accounts Receivable	Supplier Advances
	Allowance	Receivable Allowance
Allowance for doubtful accounts, December 31, 2019	$1,411	$588
Amounts charged to contra revenue, cost of revenues and expenses	393	640
Amounts written off as uncollectable	(137)	(588)
Recoveries of amounts previously written off	-	64
Allowance for doubtful accounts, September 30, 2020	$1,667	$704

AvidXchange Holdings, Inc.

Notes to the Unaudited Consolidated Financial Statements

(in thousands, except share and per share data)

Transaction Price Allocated to Remaining Performance Obligations

Transaction price allocated to the remaining performance obligation represents contracted revenue that has not yet been recognized. These revenues are subject to future economic risks including customer cancellations, bankruptcies, regulatory changes and other market factors.

The Company applies the practical expedient in Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“Topic 606”), paragraph 606-10-50-14(b) and does not disclose information about remaining performance obligations related to transaction and processing services that qualify for recognition in accordance with paragraph 606-10-55-18 of Topic 606. These contracts contain variable consideration for stand-ready performance obligations for which the exact quantity and mix of transactions to be processed are contingent upon the buyer or supplier request. These contracts also contain fixed fees and non-refundable upfront fees; however, these amounts are not considered material to total consolidated revenue.

The Company’s remaining performance obligation consists of contracts with financial institutions who are using the ASCEND solution. These contracts generally have a duration of five years and contain fixed maintenance fees that are considered fixed price guarantees. Remaining performance obligation consisted of the following:

	Current	Noncurrent	Total
As of September 30, 2021	$13,188	$24,782	$37,970
As of December 31, 2020	12,406	26,771	39,177

Contract Costs

The Company incurs incremental costs to obtain a contract, as well as costs to fulfill a contract with buyer customers that are expected to be recovered. These costs consist primarily of sales commissions incurred if a contract is obtained, and customer implementation related costs.

The Company utilizes a portfolio approach when estimating the amortization of contract acquisition and fulfillment costs. These costs are amortized on a straight-line basis over the expected benefit period of generally five years, which was determined by taking into consideration customer attrition rates, estimated terms of customer relationships, useful lives of technology, industry peers, and other factors. The amortization of contract fulfillment costs associated with implementation activities are recorded as cost of revenues while the amortization of contract acquisition costs associated with sales commissions that qualify for capitalization is recorded as sales and marketing expense, both in the Company’s consolidated statements of operations. Costs to obtain or fulfill a contract are classified as deferred customer origination costs in the Company’s consolidated balance sheets.

The following tables present information about deferred contract costs:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Capitalized sales commissions and implementation costs	$3,625	$3,350	$10,025	$9,305
Amortization of deferred contract costs
Costs to obtain contracts included in sales and marketing expense	$1,325	$1,432	$3,788	$3,360
Costs to fulfill contracts included in cost of revenue	1,404	1,266	4,052	3,388

4. Business Combinations

On July 8, 2021, the Company entered into a stock purchase agreement for all of the equity interests of FastPay, a leading provider of payments automation solutions for the media industry. This acquisition expanded the Company’s portfolio of automated payments technologies and services to middle market companies across the media landscape in the United States. The Company paid consideration of approximately $76,963 which consisted of $45,963 in cash and 2,529,944 shares of common stock of the Company with an aggregate value of $31,000. Additional amounts may be earned upon achievement of future performance goals measured on annual performance for 2021, 2022 and 2023. The aggregate amount of potential additional payments is $9,000, evenly split between cash and common stock. The Company recorded additional consideration of $1,880 related to contingent consideration in liabilities on its consolidated balance sheets. Additionally, the Company included identified deferred payment obligations of $792 in consideration paid.

On July 24, 2021, the Company paid contingent consideration with an aggregate value of $1,000 consisting of $500 in cash and 40,804 shares of common stock with a value of $500.

AvidXchange Holdings, Inc.

Notes to the Unaudited Consolidated Financial Statements

(in thousands, except share and per share data)

The number of shares of common stock issued, including contingent consideration, is subject to adjustment based on future changes in the value of the Company's common stock in connection with a capital raise or an initial public offering ("IPO"). If the first anniversary of the acquisition closing date occurs prior to an IPO or capital raise, then the number of shares will be adjusted based on a revenue multiple. The number of shares was in fact adjusted upon the closing of the Company’s IPO (see Note 15). The Company has determined that the variability in the number of shares issued in the transaction represents a call option. The value of the call option was determined to be $4,118 and reduces the consideration allocated to the fair value of the business and was recorded as reduction to additional paid-in capital of $4,118 at the date of the acquisition.

In allocating the preliminary purchase price, the Company recorded the following assets acquired and liabilities assumed based on their estimated fair values at the date of the acquisition:

Consideration Transferred
Closing cash consideration, net of cash acquired	$45,963
Common stock consideration	31,000
Contingent consideration	1,880
Deferred payment obligation	792
Call option	(4,118)
Fair value of total consideration transferred	$75,517

Recognized Amounts of Identifiable Assets Acquired and Liabilities Assumed
Current assets	$2,115
Property and equipment	118
Operating lease right-of-use assets	561
Other noncurrent assets and deposits	90
Intangible assets
Customer relationships	18,000
Acquired technology	14,000
Trade name	2,500
Non-compete agreements	2,100
Goodwill	55,291
Total identifiable assets acquired	94,775
Accounts payable	3,240
Accrued Expenses	15,457
Lease Liabilities	561
Total liabilities assumed	19,258
Purchase price paid, net of cash acquired	$75,517

The preliminary calculation of fair value for the acquired assets and liabilities was prepared using primarily Level 3 inputs under ASC 820, Fair Value Measurements and Disclosures (“ASC 820”). The Company determined the fair value of the identifiable intangible assets acquired with the assistance of third-party valuation consultants. The determination of fair value utilized the relief-from-royalty method for the acquired technology and the trade name. The multi-period excess earnings method was utilized to determine the fair value of the customer relationships. The amount recorded for acquired technology represents the estimated fair value of FastPay's payment technology. The amount recorded for customer relationships represents the fair values of the underlying relationship with FastPay's customers. The amount recorded for tradename represents the fair value of the brand recognition of FastPay. The weighted average useful life of acquired intangibles is 12 years. The goodwill balance is primarily attributable to the assembled workforce and expanded market opportunities within the market verticals in which FastPay operates. The goodwill balance is not deductible for tax purposes.

During the three and nine months ended September 30, 2021 and 2020, the amount of revenue and expense attributable to FastPay's operations were $2,003 and $3,158, respectively. Supplemental pro forma revenue and earnings information have not been presented for the three and nine months ended September 30, 2021 and 2020 because the effect of this acquisition was not material to the Company's overall operations.

AvidXchange Holdings, Inc.

Notes to the Unaudited Consolidated Financial Statements

(in thousands, except share and per share data)

During 2020, the Company made two acquisitions that were accounted for as business combinations in accordance with the provisions of FASB ASC Topic 805, Business Combinations, and has included the financial results of each acquisition in its consolidated financial statements from the date of the acquisition. On December 30, 2020 AvidXchange acquired all of the issued and outstanding equity interest of Core Associates, the maker of TimberScan, an AP approval processing and content management software. Total purchase price was approximately $24,408, net of $1,836 of cash acquired. The Company paid approximately $19,408 in cash at closing, inclusive of working capital adjustments, and issued 102,016 common shares valued at $5,000. On October 29, 2020, the Company completed an asset acquisition with the stockholders of Orbiion, Inc., a California corporation (“Orbiion”), for total consideration of approximately $1,409, including 80,640 shares of common stock valued at approximately $988.

During the nine months ended September 30, 2021, the Company did not make any adjustments to the purchase price allocation for the Core Associates and Orbiion transactions.

5. Property and Equipment

Property and equipment as of September 30, 2021 and December 31, 2020 consists of the following:

		September 30,	December 31,
	Useful Life	2021	2020
Land	Indefinite	$12,667	$12,667
Office equipment	5 Years	2,048	2,046
Computer equipment	5 Years	14,353	13,508
Computer software	3 Years	3,219	2,946
Furniture	7 Years	7,388	7,334
Headquarters facilities	21-35 Years	68,484	68,484
Leasehold improvements	Shorter of lease term or useful life	8,822	8,683
		116,981	115,668
Less: Accumulated depreciation and amortization		(33,829)	(28,796)
Total property and equipment, net of accumulated depreciation and amortization		$83,152	$86,872

Depreciation and amortization expense charged against property and equipment was $1,636 and $1,815 for the three months ended September 30, 2021 and 2020, respectively, and $5,037 and $5,568 for the nine months ended September 30, 2021 and 2020, respectively. Depreciation and amortization expense associated with finance leases was $815 and $923 for the three months ended September 30, 2021 and 2020, respectively, and $2,551 and $2,853 for the nine months ended September 30, 2021 and 2020, respectively.

6. Intangible Assets and Goodwill

Intangible Assets

The following table presents information about capitalized software development costs:

	Three Months Ended September 30,		Nine Months Ended September 30,
Capitalized software development costs	2021	2020	2021	2020
Capitalized	$4,504	$2,810	$12,582	$7,959
Amortized	2,853	2,474	8,116	7,032

	September 30, 2021
	Weighted Average	Gross	Accumulated
	Useful Life	Amount	Amortization	Net Amount

Internally developed software	3 Years	64,690	(44,510)	20,180
Non-compete	3 Years	2,100	(210)	1,890
Customer relationships	9 Years	69,442	(19,176)	50,266
Technology	7 Years	45,791	(20,953)	24,838
Trade name	10 Years	7,747	(1,168)	6,579
Total intangible assets		$189,770	$(86,017)	$103,753

AvidXchange Holdings, Inc.

Notes to the Unaudited Consolidated Financial Statements

(in thousands, except share and per share data)

	December 31, 2020
	Weighted Average	Gross	Accumulated
	Useful Life	Amount	Amortization	Net Amount

Internally developed software	3 Years	52,903	(36,614)	16,289
Customer relationships	8 Years	51,442	(14,032)	37,410
Technology	5 Years	31,791	(17,523)	14,268
Trade name	10 Years	5,246	(771)	4,475
Total intangible assets		$141,382	$(68,940)	$72,442

Total amortization expense associated with identifiable intangible assets was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Total amortization expense associated with identifiable intangible assets	$6,528	$5,138	$17,297	$15,167

Goodwill

The following table sets forth the changes in the carrying amount of the Company’s goodwill:

Goodwill
Balance at January 1, 2020	$89,521
Acquisitions	16,175
Balance at December 31, 2020	105,696
Acquisitions	55,291
Balance at September 30, 2021	$160,987

Impairment and write-off of intangible assets

Impairment and write-off expense related to internally developed software projects was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Impairment and write-off of intangible assets	$-	$-	$574	$924

7. Leases and Leasing Commitments

Supplemental cash flow information related to the Company’s operating and finance leases was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Financing cash flows for finance leases	$283	$357	$872	$1,258
Operating cash flows for finance leases	1,853	1,837	5,537	5,355
Operating cash flows for operating leases	387	559	1,410	1,625
Right of use assets obtained in exchange for new lease obligations:
Finance lease liabilities	-	170	174	469
Operating lease liabilities	561	163	877	163

The components of lease expense were as follows:

AvidXchange Holdings, Inc.

Notes to the Unaudited Consolidated Financial Statements

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Lease cost
Finance lease cost
Amortization of right-of-use assets	$815	$923	$2,551	$2,853
Interest on lease liabilities	2,068	2,063	6,204	6,039
Operating lease expense	311	305	931	907
Short-term lease cost	129	149	168	457
Variable lease cost	189	50	239	233
Sublease income	-	(62)	(145)	(187)
Total lease cost	$3,512	$3,428	$9,948	$10,302

8. Long-Term Debt

Long-term debt as of September 30, 2021 and December 31, 2020:

	September 30,	December 31,
	2021	2020
Term loan facility	$95,000	$95,000
Delayed draw term loan	7,840	5,552
Promissory note payable for land acquisition	3,000	3,000
Total principal due	105,840	103,552
Current portion of promissory note	(1,000)	(1,000)
Unamortized portion of debt issuance costs	(3,158)	(4,106)
Long-term debt	$101,682	$98,446

On October 1, 2019, the Company entered into a senior secured credit facility (“2019 Credit Agreement” or “2019 Facility”) with Sixth Street Specialty Lending, Inc. (“Sixth Street”) and KeyBank National Association (“KeyBank”). The 2019 Credit Agreement makes available to the Company a facility in an aggregate amount of $163,500 which consists of:

•
$95,000 term loan facility (“2019 Term Loans”);
•
$30,000 additional delayed draw term loan commitment (“DDTL”);
•
$18,500 delayed draw term loan commitment (“Interest DDTL”); and
•
$20,000 revolving commitment (“2019 Revolver”).

Proceeds from the 2019 Credit Agreement were used to pay the outstanding principal related to the credit agreement dated October 19, 2016, as amended and restated (the “Old Credit Agreement”), and for working capital. The 2019 Facility is collateralized by substantially all of the assets of the Company except for bank accounts that hold customer funds or are used to administer self-funded employee benefit plans and other limited exceptions.

Interest on the loans under the 2019 Credit Agreement is equal to LIBOR or a base rate, plus a margin. The applicable margin will be between 8% to 9% for the first three years, with the lower rate applicable for quarters in which the Company does not borrow from the Interest DDTL, and after the third anniversary will be 7.5% or 8% depending on whether the cash burn rate is greater than or less than negative $2,500. The base rate is equal to the higher of the current prime rate, federal funds effective rate plus 0.5%, or 4%. The Company may elect an interest period of up to three months in connection with a LIBOR rate loan. Per the terms of the 2019 Credit Agreement, the unavailability or replacement of LIBOR would result in the use of a similar measure based upon a calculated average of borrowing rates offered by major banks in the London interbank as determined by Sixth Street. As such, management does not believe that the unavailability of LIBOR will have any material impact on our borrowing costs.

From October 1, 2019 through the third anniversary date of the 2019 Credit Agreement, the Company may, on a quarterly basis, borrow under the Interest DDTL to finance up to 4.5% of the interest due on the 2019 Term Loans. For the nine months ended September 30, 2021, the Company borrowed $2,288 under the Interest DDTL at rates of 9.0% and 10.0%.

AvidXchange Holdings, Inc.

Notes to the Unaudited Consolidated Financial Statements

(in thousands, except share and per share data)

The Company also has available additional DDTL which may be made in minimum increments of $5,000, and multiples of $500 in excess of that amount, up to $30,000. The Company is required to pay a commitment fee of 0.5% per annum based on the unused commitment under the additional DDTL. The DDTL commitment terminated on October 1, 2021.

The maturity date for the 2019 Term Loans and Interest DDTL is April 1, 2024.

Revolving Credit Facility

Borrowing increments on the 2019 Revolver start at $500, and multiples of $100 in excess of that amount. There was no balance outstanding under the facility as of September 30, 2021 or December 31, 2020. The Company is required to pay a commitment fee of 0.5% per annum with respect to the unused commitment under the 2019 Revolver. The maturity date for the 2019 Revolver is October 1, 2023.

Deferred Financing Costs

The Company has $188 and $258 in deferred financing costs included in other noncurrent assets and deposits, and $3,158 and $4,106 of deferred financing costs associated with 2019 Term Loan, DDTL, and Interest DDTL recorded net of long-term debt as of September 30, 2021, and December 31, 2020, respectively.

Amortization of deferred financing costs was $339 for each of the three months ended September 30, 2021 and 2020, and $1,018 and $843 for the nine months ended September 30, 2021 and 2020, respectively, which is presented in the consolidated statements of operations as interest expense.

Liquidity and Financial Covenants

The Company’s 2019 Credit Agreement contains certain covenants and restrictions on actions by the Company, including limitations on the payment of dividends. In addition, the 2019 Credit Agreement requires that the Company comply monthly with specified ratios, including a maximum ratio of debt to recurring revenue and a minimum cash balance requirement. The Company is in compliance with its financial debt covenants as of September 30, 2021.

Land Promissory Note

On November 15, 2018, the Company signed a promissory note in connection with the purchase of two land parcels adjacent to its Charlotte, North Carolina headquarters campus. The principal amount of $5,000 will be repaid in $1,000 installments, plus accrued interest at a rate of 6.75%, due on each anniversary date, with final payment due on November 15, 2023. The note is collateralized by the land parcels and any future building to be situated on, or improvements to, the land.

9. Preferred Stock

The Company’s preferred stock, which is classified as mezzanine equity in the consolidated balance sheets as of September 30, 2021 and December 31, 2020 is as follows:

	As of September 30, 2021
	Shares Authorized	Shares Issued and Outstanding	Liquidation Preference	Carrying Value
Series A	2,000,000	625,547	$440	$440
Series B	5,000,000	1,622,366	851	851
Series C	4,200,000	1,004,770	851	851
Series D	1,500,000	1,360,447	9,278	9,278
Series E	9,800,000	9,250,303	172,380	167,648
Series F	14,500,000	13,405,900	530,954	508,110
Junior Series 1	400,000	90,497	1,088	1,088
Senior Preferred	2,722,166	2,722,166	169,000	158,776
Redeemable Preferred	350,000	-	-	-
	40,472,166	30,081,996	$884,842	$847,042

AvidXchange Holdings, Inc.

Notes to the Unaudited Consolidated Financial Statements

(in thousands, except share and per share data)

	As of December 31, 2020
	Shares Authorized	Shares Issued and Outstanding	Liquidation Preference	Carrying Value
Series A	2,000,000	625,547	$440	$440
Series B	5,000,000	1,622,366	851	851
Series C	4,200,000	1,004,770	851	851
Series D	1,500,000	1,360,447	9,278	9,278
Series E	9,800,000	9,250,303	172,380	167,648
Series F	14,500,000	13,405,900	530,954	508,110
Junior Series 1	400,000	90,497	1,088	1,088
Senior Preferred	2,722,166	2,722,166	169,000	144,359
Redeemable Preferred	350,000	-	-	-
	40,472,166	30,081,996	$884,842	$832,625

Authorized Shares

As of September 30, 2021, the Company had authorized the issuance of up to 40,472,166 shares of preferred stock, $0.001 par value per share, and the Company’s second amended and restated certificate of incorporation provided that the Company was authorized from time to time to designate by resolution one or more series of preferred stock in addition to the series A preferred, series B preferred, series C preferred, series D preferred, series E preferred, series F preferred, junior series 1 preferred, senior preferred and redeemable preferred stocks that were designated in the second amended and restated certificate of incorporation, subject to certain limitations and required approvals as set forth therein.

Senior Preferred Stock and Redeemable Preferred Stock

The senior preferred stock is convertible into redeemable preferred stock and convertible common stock. The shares are entitled to cumulative 12% annual dividends payable if and when declared by the Company's board of directors. There are no voting rights, and the senior preferred shares are senior to all other classes of preferred and common stock. The senior preferred liquidation preference is the greater of the original issuance price plus accrued and unpaid dividends or 1.3 times the original issuance price. The shares are transferable, subject to limited exceptions, and may be converted into redeemable preferred and convertible common shares upon written election of the majority of senior preferred stockholders or the Company. In addition, the senior preferred shares automatically convert upon the closing of certain public offerings and events.

The redeemable preferred shares are entitled to cumulative 12% annual dividends payable if and when declared by the Company's board of directors. There are no voting rights, and the redeemable preferred shares (like the senior preferred shares) are senior to all other classes of preferred and common stock. The shares are transferable, subject to limited exceptions, and may be redeemed for cash upon written request by a majority of redeemable preferred stockholders or by the Company, at any time, at the greater of 1.3 times the original issuance price or the original issuance price plus accrued and unpaid dividends.

Conversion, Redemption and Other Rights

Each share of each series of preferred stock (except for the senior preferred stock and the redeemable preferred stock) is entitled to the number of votes equal to the number of shares of common stock into which each share is convertible on the record date for any vote except for the junior series 1 preferred stock which is entitled to the number of votes equal to 1/10 the number of shares of common stock into which such series share is convertible. The series E and series F preferred stock also have approval rights over certain Company transactions including certain significant mergers and acquisitions, payment of dividends, issuance of indebtedness and related party transactions, among others. Certain series of preferred stock have preemptive rights to participate in future offerings of securities by the Company, subject to certain exceptions.

Each series of preferred stock has certain redemption rights that require the Company, upon notice from a holder, which may be delivered at any time after October 1, 2026, or October 1, 2025 in the case of the senior preferred and redeemable preferred, to redeem for cash the holder’s shares at a designated price, less dividends and distributions. The Company has the right to redeem the shares in part over specified periods of time, not to exceed 18 months, depending on the series of preferred stock. The total redemption amount under such preferred stock agreements was $884,842 as of September 30, 2021 and December 31, 2020.

No dividends or other distributions may be made on the common stock unless the same dividend or distribution is also made to all the series of preferred stock on an as-converted basis. All shares of preferred stock may be converted into shares of common stock on a four-for-one basis, subject to adjustment upon certain events, except for the shares of series A preferred stock which are convertible into common stock at a conversion rate of 6.7227. Upon conversion, the series A stockholder is entitled to receive a cash payment as a result of a conversion into fractional common shares. Each series of preferred stock has a liquidation

AvidXchange Holdings, Inc.

Notes to the Unaudited Consolidated Financial Statements

(in thousands, except share and per share data)

preference over the common stock and a relative preference among the preferred, with the senior preferred (or, if the senior preferred shares have been converted, the redeemable preferred) having the highest preference and the junior series 1 preferred stock having the lowest preference, with the series B and series C having a pari passu preference to each other.

10. Stockholders’ Equity and Convertible Common Stock Liability

The Company presents its common stock within stockholders’ equity and its convertible common stock separately as a liability.

Authorized Shares

On September 30, 2021, the Company increased the number of authorized shares, par value $0.001 per share, of common stock from 240,000,000 to 340,000,000 and increased the number of authorized shares of convertible common stock from 3,000,000 to 4,000,000.

Convertible Common Stock Liability

The convertible common shares are entitled to dividends pari passu with common stockholders on an “if- converted” basis. Shares may be redeemed for cash or converted into common stock. Cash redemption may occur at the option of the stockholders, on or after six years from the date of purchase, or upon the occurrence of a significant event such as the sale of the Company or an IPO. The Company may redeem the shares for cash upon the occurrence of a significant transaction. Convertible common stock is convertible into common stock at the election of the holder for the 15-year period ending on October 1, 2034. The convertible common shares will also automatically convert upon a liquidation or sale of the Company or an IPO. These shares were in fact converted upon the closing of the Company’s IPO (see Note 15).

The cash proceeds received upon redemption, or the number of common shares received upon conversion, is based upon a formula whereby the holder of the instrument will receive value commensurate with the increase, if any, in value of the Company’s common stock from the date of redemption or conversion over a contractually determined base price per common share of $11.94.

The convertible common stock has been accounted for as a derivative liability and is recorded at its fair market value within other long-term liabilities on the balance sheet. The Company estimates the fair value of the liability using the Black-Scholes option-pricing model and any change in fair is recognized as a gain or loss in the statement of operations. The following table sets forth a summary of the changes in the fair value of the derivative liability, which is the Company’s only Level 3 financial instrument. As of September 30, 2021, no shares of convertible common stock are outstanding as such shares will only be issued upon conversion of the senior preferred stock.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Fair value, beginning of period	$10,392	$9,262	$10,254	$2,717
Change in fair value	14,552	-	14,690	6,545
Fair value, end of period	$24,944	$9,262	$24,944	$9,262

Share Issuances

During the nine months ended September 30, 2021, the Company issued 7,545,608 shares of common stock at a weighted average price per share of $11.15. The common stock issued included 4,080,636 shares in connection with the modification of the Company’s agreement with a related party (see Note 13) and 2,570,748 shares of common stock issued related to the acquisition of FastPay. The remaining issuances were the result of employees exercising vested stock option grants.

Charitable Contribution

On June 24, 2021, the Company’s board of directors approved the reservation of 1,657,296 shares of our common stock (representing approximately 1% of its issued and outstanding common stock and common stock equivalents as of June 24, 2021) for future issuance to fund its philanthropic endeavors, including issuance to a philanthropic partner in connection with the establishment of a donor-advised fund, over a ten-year period.

11. Stock-Based Compensation

The Company amended and restated its equity incentive plan effective June 25, 2020 (the “2020 Plan”). The 2020 Plan authorized the use of restricted stock units (“RSUs”) in addition to previously authorized grants of stock options. As of the effective date, no new option awards are to be made under prior equity incentive plans. On February 18, 2021, the 2020 Plan was amended to increase the number of shares authorized to 10,008,068, which was comprised of a 6,400,000 expansion of shares authorized and 3,608,068 shares that were remaining under the Company’s prior equity incentive plan.

AvidXchange Holdings, Inc.

Notes to the Unaudited Consolidated Financial Statements

(in thousands, except share and per share data)

Stock options granted under the Company's equity incentive plans have various vesting periods ranging from fully-vested on the date of grant or vesting over a period of three or four years. The term for each incentive stock option under these plans is ten years from the grant date, or five years for a grant to a ten percent owner optionee, in each case assuming continued employment. The fair value of options granted is estimated on the date of grant using the Black-Scholes option-pricing model.

RSUs granted under the 2020 Plan have a vesting period of generally four years and a term of seven years, or three years for time vested RSUs after termination of employment. Any unvested RSUs are forfeited upon termination of employment. The RSUs are also subject to a performance condition upon a predefined liquidity event such as an IPO or a change in control. RSUs are valued at the estimated value of a share of common stock at the date of grant. Because the probability of performance condition occurring cannot be estimated, no compensation expense has been recognized related to the RSUs.

Stock option activity for the nine months ended September 30, 2021 was as follows:

	As of September 30, 2021
			Weighted Average
	Number of Stock	Weighted Average	Remaining	Aggregate
	Options Outstanding	Exercise Price	Contractual Life	Intrinsic Value
Balance as of December 31, 2020	4,208,700	$4.53	7.20	$31,852
Granted	2,246,444	12.15
Exercised	(894,224)	2.93
Cancelled	(243,228)	7.15
Expired	(6,836)	0.06
Balance as of September 30, 2021	5,310,856	$7.91	7.90	$25,379
Vested and exercisable	2,047,828	$4.21	6.28	$17,356
Vested and expected to vest	5,100,370	$7.77	7.85	$25,082

As of September 30, 2021, the total unamortized stock-based compensation expense related to the unvested stock options was $11,513, which the Company expects to amortize over a weighted average period of 3.0 years.

RSUs activity for the nine months ended September 30, 2021 was as follows:

	Restricted Stock Units
	Number of Restricted	Weighted Average	Aggregate
	Stock Outstanding	Grant Date Fair Value	Intrinsic Value
Balance as of December 31, 2020	914,148	$10.42
Granted	1,848,076	12.19
Cancelled	(206,780)	11.33
Vested and converted to shares	-	-
Balance as of September 30, 2021	2,555,444	$11.65	$32,429

As of September 30, 2021, the total unamortized stock-based compensation expense related to the unvested RSUs was $27,736, which the Company will amortize over a weighted average period of 3.4 years upon satisfaction of the performance condition.

Stock-based compensation expense from stock options and RSUs, reduced for actual forfeitures, was included in the following line items in the accompanying consolidated statement of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cost of revenues	$90	$49	$230	$126
Sales and marketing	215	53	572	193
Research and development	174	32	460	106
General and administrative	678	145	1,847	427
Total	$1,157	$279	$3,109	$852

12. Commitments and Contingencies

Incentive Packages

In 2014, the Company entered into grant and tax incentive agreements with state and local government agencies in North Carolina (the “2014 Incentives”) for establishment of the new corporate headquarters and the expansion of its workforce. The fair value of the 2014 Incentives is estimated at $8,637, to be received over the next four to ten years. In order to receive the 2014

AvidXchange Holdings, Inc.

Notes to the Unaudited Consolidated Financial Statements

(in thousands, except share and per share data)

Incentives, the Company has to maintain its headquarters in Charlotte, NC, create new job positions as well as maintain a minimum number of employees within the state of North Carolina. The average estimated grant and incentive payment could be up to $900 annually and the incentive amount is dependent upon reaching certain hiring goals as stated in the grant and tax incentive agreements.

In March 2019, the Company signed a second incentive grant package with the state and local government agencies of North Carolina (the “2019 Incentives”). The fair value of the 2019 Incentives is estimated at $22,937, to be received over a twelve-year period beginning in 2020. In connection with services to be performed in the negotiation of the 2019 Incentives and subsequent compliance reporting, the Company will pay a vendor an aggregate of $3,190 in four annual installments beginning in 2019.

The reduction (increase) in general and administrative expenses recognized by the Company related to the 2014 Incentives and 2019 Incentives were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Business incentives	$(270)	$324	$73	$970

During the three months ended September 30, 2021, the Company determined that it would not meet the criteria to earn amounts under the 2019 Incentives for fiscal year 2021 and reversed amounts previously accrued resulting in an increase in general and administrative expense in that period.

In 2017, the Company entered into a tax incentive agreement for workforce expansion and capital investment in the state of Utah. The fair value of the incentive package is estimated at $359. The Company has not received any payments related to the grant or recognized any benefit associated with this grant for either of the three- and nine-month periods ending September 30, 2021 or 2020.

Letters of Credit

As of September 30, 2021, the Company has an irrevocable standby letter of credit outstanding that acts as collateral with respect to the lease of the Company’s Charlotte corporate headquarters with an availability of approximately $5,953 for which the Company pays a fee of 2% per annum. The letter of credit reduces the borrowing capacity under the 2019 Revolver. It renews annually and expires on December 1, 2023.

Naming Rights

The Company is party to a sponsorship agreement dated July 7, 2018, at its Charlotte corporate headquarters campus which provides full rights to display the Company’s name and logo on signage throughout the venue. The agreement is for a three-year initial term which extends through February 28, 2022 and provides for five 3-year renewal options. Payments for the sponsorship are invoiced annually beginning March 1, 2019; the Company made no payments during both the three months ended September 30, 2021 and 2020, and paid $364 and $357 during the nine months ended September 30, 2021 and 2020, respectively.

13. Related Party Transactions

The Company incurred software and consulting expenses related to entities affiliated with the Company’s CEO of $152 and $163 for the three months ended September 30, 2021 and 2020, respectively, and $442 and $348 for the nine months ended September 30, 2021 and 2020, respectively. Additionally, the Company incurred expenses related to the provision of staffing and non-advisory financial services by an entity affiliated with one the Company's board of directors members of $146 and $22 for the three months ended September 30, 2021 and 2020, respectively, and $330 and $95 for the nine months ended September 30, 2021 and 2020, respectively.

On February 19, 2021, the Company amended and restated its engagement letter with Financial Technology Partners LP and affiliates (“FT Partners”), an investment banking firm whose owner was a member of the Company’s board of directors up until the time of the amendment. The amended and restated engagement letter limits the events for which FT Partners will receive fees in the future, reduces the fees paid to FT Partners for future transactions, and eliminates the exclusivity arrangement with FT Partners. Additionally, the controlling stockholder of FT Partners left the Company’s board upon the effective date of the amended engagement letter. In connection with this amendment, the Company paid FT Partners approximately $50,000,000, which was recognized in other income (expense) within the unaudited consolidated statements of operations. Concurrently, FT Partners

AvidXchange Holdings, Inc.

Notes to the Unaudited Consolidated Financial Statements

(in thousands, except share and per share data)

subscribed to purchase 4,080,636 shares of common stock of the Company at their then-current fair value, and the Company and FT Partners agreed that the retention of the payment by the Company satisfied the amounts due under the subscription.

In July 2015, the Company entered into separate consulting agreements with two stockholders to receive certain marketing, business development, analytics, strategy, and support services in exchange for 704,048 common stock warrants. These warrants vest 20% on July 2016 and 10% every six months thereafter for a period of sixty months. These warrants have an exercise price of $2.04 with a fair value of $1.43 on the date of issuance. The warrants, all of which are outstanding as of September 30, 2021, expire on December 11, 2025. In connection with these consulting agreements, the Company recognized $101 as general and administrative expenses within the unaudited consolidated statements of operations for nine months ended September 30, 2020. No expenses were recognized related to these warrants in 2021 and in the three months ended September 30, 2020. These warrants were converted to common stock upon the closing of the Company’s IPO (see Note 15).

14. Income Taxes

The table below sets forth the components of income tax expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Current provision
Federal	$-	$-	$-	$-
State	(52)	13	41	40
	(52)	13	41	40
Deferred provision
Federal	44	37	133	111
State	10	8	29	24
	54	45	162	135
Provision for (benefit from) income taxes	$2	$58	$203	$175

15. Subsequent Events

Initial Public Offering and Conversion of Senior Preferred Stock, Redeemable Preferred Stock, and Warrants

On October 15, 2021, the Company closed its IPO in which it sold 26,400,000 shares of common stock at a public offering price of $25.00 per share. The Company received net proceeds of $620,400 after deducting underwriters' discounts and commissions and incurred additional expenses in connection with the offering of approximately $12,100.

Upon the closing of the IPO, all shares of outstanding redeemable preferred stock automatically converted into 111,142,439 shares of the Company's common stock. Additionally, all shares of senior preferred stock were converted into redeemable preferred stock and convertible common stock. The resulting redeemable preferred stock was redeemed for $169,000. The resulting convertible common stock was converted into 1,455,308 shares of the Company's common stock.

Additionally, upon the closing of the IPO, the warrants converted into shares of common stock in a cashless exchange. Accordingly, the 797,652 outstanding warrants converted into 740,190 shares of common stock.

On November 15, 2021, the underwriters notified the Company of the partial exercise of the overallotment option. Upon closing on November 18, 2021, the Company will issue 544,928 shares of common stock at the offering price of $25.00 per share and will receive net proceeds of $12,806 after deducting underwriters' discounts and commissions.

FastPay Consideration

Upon the closing of its IPO on October 15, 2021, the Company adjusted the number of shares of common stock paid to the sellers in the FastPay business combination in accordance with the stock purchase agreement to 1,239,973 shares of common stock and 19,998 shares of common stock related to contingent consideration that was paid in July 2021. This resulted in the return and cancellation of 1,310,777 shares of common stock to the Company, including 20,806 shares of common stock related to the contingent consideration.

Long-term Debt

The Company's $30,000 additional delayed draw term loan, or DDTL, expired by its terms on October 1, 2021.

Charitable Contribution

On October 1, 2021, the Company executed an agreement with a philanthropic partner pursuant to which the Company intends to provide annual ongoing grants of 10% of the pledged shares for a period of ten years, subject in each case to the approval of the Company's board of directors. On October 15, 2021, the Company transferred the first installment of 165,729 shares of common

AvidXchange Holdings, Inc.

Notes to the Unaudited Consolidated Financial Statements

(in thousands, except share and per share data)

stock which resulted in the recognition of $4,143 expense that will be recorded in general and administrative expense in the fourth quarter of 2021.

Stock Plan

Upon the closing its IPO on October 15, 2021, the Company's 2021 Long-Term Incentive Plan ("2021 Plan") became effective. Initially, the 2021 Plan increases the number of shares of common stock available for the Company to issue by 18,023,020 shares and incorporates the outstanding awards under its prior plans. No new awards will be granted under the Company's prior plans. The maximum number of shares of common stock that may be issued under the 2021 Plan will not exceed 26,013,196 shares of common stock, which includes the new shares provided by the 2021 Plan and any shares of common stock subject to outstanding options or other awards under its prior plans.

Beginning on January 1, 2022 and continuing through January 1, 2031, the number of shares of common stock that will be reserved for issuance under the 2021 Plan will automatically increase on January 1 of each year. The increase will be the lesser of (i) 5% of the total number of shares of our common stock outstanding on December 31 of the immediately preceding year or (ii) 18,023,020 shares, provided that before the date of any such increase, the Company's board of directors may determine that such increase will be less than the amount set forth in clauses (i) and (ii). The maximum number of shares of common stock that may be issued on the exercise of incentive stock options under the 2021 Plan is 26,013,196 shares.

Stock-based Compensation

The performance condition of the Company's RSUs was satisfied upon the closing of the Company's IPO on October 15, 2021. Accordingly, the Company will recognize approximately $13,100 of compensation expense in the three months ended December 31, 2021, representing the cumulative amount of expense that would have been recognized as of that date if the performance condition had been satisfied when the awards were originally granted. The Company will recognize the remaining grant date fair value of the RSUs over the remaining service period of the awards on an accelerated basis, also known as graded vesting.

Restated Charter

On October 15, 2021, the Company filed its restated certificate of incorporation with the Secretary of State of the State of Delaware and its amended and restated bylaws became effective immediately following the closing of the Company’s IPO. Under the restated certificate of incorporation, the Company is authorized to issue 1,600,000,000 shares of common stock, $0.001 par value per share, and 50,000,000 shares of preferred stock, $0.001 par value per share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and with the financial statements, related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended December 31, 2020 in our Final Prospectus. As discussed in the section titled "Special Note Regarding Forward Looking Statements," the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors” included in Item 1A of Part II of this Quarterly Report on Form 10-Q, and the risks discussed below and in our other SEC filings. The accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations gives effect to the revision adjustments made to the unaudited interim financial statements for the period ended September 30, 2020 as discussed in the notes to the financial statements included elsewhere in this Quarterly Report on Form 10-Q and the four-for-one stock split effected on September 30, 2021.

Overview

We are a leading provider of AP automation software and payment solutions for middle market businesses and their suppliers. Our SaaS-based, end-to-end software and payment platform digitizes and automates the AP workflows for more than 7,000 businesses (our buyers) and we have made payments to more than 700,000 supplier customers of our buyers (suppliers) over the past five years. While acquiring new and retaining existing relationships with buyers and suppliers are important to our business, the growth of our business is ultimately dependent upon the number of transactions we process, as well as our total payment volume. We developed our technology platform through years of working to solve our buyers’ unique middle market workflow challenges. Leveraging our deep domain expertise, we purpose-built a powerful two-sided network that connects buyers and suppliers, drives digital transformation, increases efficiency and accuracy in AP workflows, accelerates payments, enables insight into critical analytics, and lowers operating costs for our buyers.

We transform the way AP works for the middle market. Our platform was purpose-built for the middle market since we wrote our first line of code, based on our desire to deal with the business process complexities of our initial customers. Our intuitive user interfaces are an entry point to a broader user experience emphasizing visibility and control. The SaaS-based technical underlayer drives digital transformation and provides the scalability to grow with our buyers. We built our business to solve this gap for the middle market and believe we have become a uniquely strategic platform for our customers’ CFOs, treasurers and finance teams by digitally transforming how they receive, manage and pay their bills. Supported by deep integrations to our customers’ middle market oriented accounting and information systems, our platform automates the end-to-end AP workflows for our buyers and enhances the payment experience for our suppliers. We provide a SaaS-based solution automating and digitizing the capture, review, approval and payment of invoices for our buyers. Our two-sided payments network then connects our buyers with their suppliers, enabling invoice payments on behalf of a buyer and according to the supplier’s business rules, payment preferences and remittance data. We support a variety of payment methods depending on the supplier’s preference, including VCC, enhanced ACH (our AvidPay Direct) and physical check, while delivering rich remittance data to streamline the reconciliation process. Finally, we provide cash management solutions to our supplier network that include tools that provide a comprehensive view of invoices and an accelerator feature (our Invoice Accelerator). These additional features, and others in our product pipeline, allow us to both monetize and increase engagement on our two-sided payments network.

We do not have significant customer concentration in our business, with no single customer contributing more than 6% of 2020 revenue and with our top 10 customers contributing less than 15% of revenue in 2020 as well as the first nine months of 2021 and 2020. Our customers operate across a variety of verticals in which we have deep domain expertise, including real estate, HOAs, construction, financial services (including banks and credit unions), healthcare facilities, social services, education, and media. In 2020, we processed approximately 53 million transactions representing over $145 billion in spend under management across our platform and, of that, moved $38 billion in total payment volume from our buyers to their suppliers. Spend under management represents the sum of (i) the aggregate dollar amount of payments processed by us, plus (ii) the aggregate dollar amount represented by the total number of invoices processed by us, in each case, during the specified period. As described in more detail below, we generate revenue from each transaction processed on a per transaction basis and earn interchange revenue from a portion of the total payment volume.

AvidXchange was founded in 2000 to serve the AP automation needs of the middle market. In 2012, in response to customer demand for more efficient payment methods, we launched the AvidPay Network. Since 2012, we have had substantial growth, both organic and through a series of strategic acquisitions allowing us to expand the vertical markets that we serve.

Our Business and Revenue Model

We sell our solutions through a hybrid go-to-market strategy that includes direct and indirect channels. Our direct sales force leverages their deep domain expertise in select verticals and over 120 referral relationships with integrated software providers, financial institutions and other partners to identify and attract buyers that would benefit from our AP software solutions and the AvidPay Network. Our indirect channel includes reseller partners and other strategic partnerships such as Mastercard, through MasterCard’s B2B Hub, which includes Fifth Third Bank and Bank of America, and other financial institutions, such as KeyBank, and third-party software providers such as MRI Software, RealPage and SAP Concur. Our referral and indirect channel partnerships provide us greater reach across the market to access a variety of buyers.

One of the ways that we evaluate our revenue model is by looking at our net transactions processed retention rate. We calculate the net transactions processed retention rate for a current period by dividing the (i) number of total transactions processed for customers in the comparable prior period by (ii) the number of total transactions processed for the same customers in the current period. Accordingly, the net transactions processed retention rate is calculated solely based on transactions of prior period customers in the current period, regardless of whether or not the prior period customer remains a customer in the current period. Correspondingly, customers in the current period that were not customers in the prior period are excluded from the current period calculation of the net transactions processed retention rate. Net transactions processed retention rate, together with our key metric Transactions Processed (as described below in the section titled “Key Financial and Business Metrics”), enables us to both assess transaction volume attributable to retained customers in a period as well as determine transaction volume attributable to new customers during the same period. This annual metric allows us to quantify the activity of retained customers over time and illustrates both retention and expansion of the volume of total transactions processed for such customers. Our net transactions processed retention rate from 2018 to 2019 was 105%, and our net transactions processed retention rate from 2019 to 2020 was 102%.

We have a highly visible revenue model based on the durability of our buyer relationships and the recurring nature of the revenues we earn. Our revenues are derived from multiple sources, predominantly through software revenue from our buyers and revenue from payments made to their suppliers. The table below represents our revenues disaggregated by type of service performed (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Disaggregation of Revenue:	2021	2020	2021	2020
Software revenue	$22,345	$17,179	$64,416	$50,191
Payment revenue	42,174	30,099	112,793	81,906
Services revenue	657	322	1,935	968
Total revenues	$65,176	$47,600	$179,144	$133,065

Software revenue, payment revenue and services revenue are described below in the section titled "Components of Results of Operations."

Impact of Covid-19 Pandemic

Notwithstanding current vaccinations and the gradual re-opening of the U.S. economy, the global COVID-19 pandemic, including the emergence of recently discovered variants that are thought to be more contagious (such as the increasingly widespread “Delta variant”), continues to adversely affect commercial activity and has contributed to significant volatility in the financial markets, which may continue.

Our revenue was adversely affected in 2020 by COVID-19 due to a reduction in spending and closures or slowdowns of certain of our buyer’s businesses and other mandated restrictions on travel, social and business gatherings, schools, and the workplace. The impact was higher in certain industry verticals or segments such as HOAs and commercial real estate, with certain buyers tightly managing spend and hesitating to start new implementation projects. On the other hand, the pandemic also had the short-term impact of driving increased interest and, for certain buyers, accelerated purchasing decisions for our products and services, as buyers shifted to remote work arrangements.

In 2021, we have continued to see the impact of COVID-19 on our business and on our buyers and suppliers. We believe that, as a result of the uncertainty created by the pandemic, many buyers have been and may continue to be in the near term reluctant to invest in the purchase and implementation of our products and services, which has had a negative impact on new sales and has led to longer sales cycles. These trends have made it, and if they continue will make it, more difficult for us to acquire new buyers and have led to greater uncertainty around closing new sales opportunities, adversely impacting our future revenue.

Key Factors Affecting Our Performance

Acquiring new buyers and suppliers

To sustain our growth, we need to continue to sell our AP software and payment solutions to new buyers. New buyers add software revenue and those that use our payment solutions will allow us to continue adding new suppliers to our network, increasing payment volume across our platform and providing us with the opportunity to generate additional revenue from the payments our buyers make to their suppliers. Our financial performance will depend in large part on the overall demand for our platform particularly from middle market buyers and their suppliers.

Expanding our relationships with existing buyers and suppliers

The growth of our software revenue is dependent upon the number of invoice and payment transactions processed across our platform. The number of transactions that our buyers submit through our platform is often based on their experience implementing and using our products and services, realized or perceived value, and confidence in the accuracy and timeliness of our services. Although we often include minimum transaction commitments in our buyer agreements, our growth is dependent on our buyers using our platform to process their invoice and payment transactions and otherwise serve their AP needs.

Payment revenue is a significant component of our overall revenue and is dependent upon the payment spend volume submitted by our buyers and processed through our AvidPay Network. Payment revenue is also dependent upon the continued acceptance by suppliers in our network of electronic payment types that result in interchange revenue. Our growth will depend on our continued ability to deliver electronic payments to existing suppliers in a manner that is consistent with their internal business rules, payment preferences, and perceived value.

We also experience growth from buyers when we cross sell existing products and services or introduce new products and services.

Investing in sales and marketing

We intend to increase our sales and marketing spend to drive awareness and generate demand to acquire new buyers and to grow our supplier network. We also intend to invest in new relationships with accounting software providers and other strategic partners. Our investments in supporting these relationships have been significant and will continue, and we expect such investments to include education and training initiatives such as webinars, industry trade show presentations, and developing sell-sheet case studies. We expect our sales and marketing expenses to increase as we continue to grow.

Growing our network

We will continue to add buyers and suppliers to our proprietary AvidPay Network and to invest in features and functionality to drive value across our network. We expect to add payment methods to our platform over time.

Investing in our platform and products

We are making significant investments in our technology to maintain and enhance our position as a leading provider of AP automation software and payment solutions for middle market businesses and their suppliers. To drive adoption and increase penetration within our base, we have and will continue to introduce new products and features. We believe that investment in research and development contributes to our long-term growth but may also negatively impact our short-term profitability. We will continue to leverage emerging technologies and invest in the development of more features that meet and anticipate the needs of both buyers and suppliers. As a result, we expect our expenses related to research and development to increase as we continue to grow. These efforts will require us to invest significant financial and other resources.

Pursue strategic mergers and acquisitions

We will continue to supplement our organic growth by pursuing strategic mergers and acquisitions to expand into new verticals and horizontal capabilities, capture unmonetized or under-monetized spend, and enhance and expand products and capabilities.

For example in July 2021, we acquired all of the equity interests of FastPay, a leading provider of payments automation solutions for the media industry. This acquisition expands our portfolio of automated payments technologies and services to middle market companies across the media landscape in the United States.

Key Financial and Business Metrics

We regularly review several financial and business metrics to measure our performance, identify trends affecting our business, prepare financial projections, and make strategic decisions. We believe that these key business metrics provide meaningful supplemental information for management and investors in assessing our historical and future operating performance. The calculation of the key metrics and other measures discussed below may differ from other similarly-titled metrics used by other companies, securities analysts or investors.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	Percentage Change	2021	2020	Percentage Change
Transactions Processed	16,110,540	13,738,240	17.3%	45,990,667	38,385,933	19.8%
Transaction Yield	$4.05	$3.46	17.1%	$3.90	$3.47	12.4%
Total Payment Volume (in millions)	$13,998	$9,988	40.1%	$37,001	$26,864	37.7%

Transactions processed

We believe that transactions processed is an important measure of our business because it is a key indicator of the use by both buyers and suppliers of our solutions and our ability to generate revenue, since a majority of our revenue is generated based on transactions processed. We define transactions processed as the number of invoice transactions and payment transactions, such as invoices, purchase orders, checks, ACH payments and VCCs, processed through our platform during a particular period.

Transaction yield

We believe that transaction yield is an important measure of the value of solutions to buyers and suppliers as we scale. We define transaction yield as the total revenue during a particular period divided by the total transactions processed during such period.

Total payment volume

We believe total payment volume is an important measure of our AvidPay Network business as it quantifies the demand for our payment services. We define total payment volume as the dollar sum of buyers’ AP payments paid to their suppliers through the AvidPay Network during a particular period.

Adjusted EBITDA

Adjusted EBITDA, is a non-GAAP key measure used by our management and board of directors to evaluate our operating performance, generate future operating plans and make strategic decisions regarding the allocation of capital. In particular, the exclusion of certain expenses in calculating adjusted EBITDA facilitates operating performance comparability across reporting periods by removing the effect of non-cash expenses and certain variable charges. Accordingly, we believe that adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and board of directors.

We define adjusted EBITDA as our net loss before depreciation and amortization of property and equipment, amortization of software development costs, amortization of acquired intangible assets, impairment and write-off of intangible assets, interest income and expense, income tax expense, stock-based compensation expense, transaction and acquisition-related costs, change in fair value of derivative instrument, and non-recurring items not indicative of ongoing operations for our business. Other companies may define adjusted EBITDA differently.

We believe it is useful to exclude non-cash charges, impairment and write-off of intangible assets, stock-based compensation expense, and change in fair value of derivative instrument from our adjusted EBITDA because the amount of such expenses in any specific period may not directly correlate to the underlying performance of our business operations. We believe it is useful to exclude transaction and acquisition-related costs and non-recurring items not indicative of ongoing operations for our business as these items are not components of our core business operations. For the nine months ended September 30, 2021 non-recurring items was primarily comprised of an approximately $50 million non-cash charge for an amended financing advisory engagement letter.

Adjusted EBITDA has limitations as a financial measure, and should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

•
although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future and adjusted EBITDA does not reflect capital expenditure requirements for such replacements or for new capital expenditures;
•
adjusted EBITDA does not reflect stock-based compensation and related taxes. Stock-based compensation has been, and will continue to be for the foreseeable future, a recurring expense in our business and an important part of our compensation strategy;
•
adjusted EBITDA does not reflect interest income (expense), net; or changes in, or cash requirements for, our working capital;
•
adjusted EBITDA excludes non-recurring items not indicative of ongoing operations for our business; and
•
other companies, including companies in our industry, may calculate adjusted EBITDA differently, which reduces its usefulness as a comparative measure.

Because of these limitations, adjusted EBITDA should be considered alongside other financial performance measures, including various cash flow metrics, net loss and our other GAAP results.

The following table presents a reconciliation of net loss to adjusted EBITDA for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
Reconciliation of Net Loss to Adjusted EBITDA	2021	2020	2021	2020
(in thousands)
Net loss	$(35,527)	$(17,984)	$(127,552)	$(68,624)
Depreciation and amortization	8,164	6,953	22,334	20,733
Impairment and write-off of intangible assets	-	-	574	924
Interest income	(35)	(613)	(332)	(1,590)
Interest expense	4,874	5,039	14,985	15,016
Provision for income taxes	2	58	203	175
Stock-based compensation expense	1,157	279	3,109	852
Transaction and acquisition-related costs	662	86	3,708	185
Change in fair value of derivative instrument	14,552	-	14,690	6,545
Non-recurring items not indicative of ongoing operations	174	24	50,224	76
Adjusted EBITDA	$(5,977)	$(6,158)	$(18,057)	$(25,708)

Components of Results of Operations

Revenue

We generate revenue from the following sources: (i) software, (ii) payments, and (iii) services.

Software Revenue

We generate software revenue from our buyers primarily through (i) fees calculated based on the number of invoices and payment transactions processed and (ii) recurring maintenance and SaaS fees. Software revenue is typically billed to and paid by our buyers on a monthly basis. Our software offerings, many of which are built for specific verticals, address the needs of buyers and together they comprise our suite of predominately cloud-based solutions designed to manage invoices and automate the AP function. We generally sign multi-year contracts with buyers and revenue is recognized over the term of the contract. We also receive initial upfront implementation fees and software maintenance fee revenue for ongoing support, which are recognized ratably over the term of the applicable support period.

Payment Revenue

We generate revenue from the payments our buyers make to their suppliers through (i) offering electronic payment solutions to suppliers, (ii) fees charged to suppliers from our invoice factoring product, and (iii) interest on funds held for buyers pending disbursement.

Our electronic payment solutions currently include VCC and an enhanced ACH payment product, or AvidPay Direct, which eliminate paper checks and increase the speed to payment for the supplier. AvidPay Direct also provides suppliers with enhanced remittance data allowing the supplier to reconcile the payment and the underlying invoice. VCC revenues result from interchange fees applied to the spend processed and are recorded net of fees and incentives. AvidPay Direct revenue is based on a per transaction fee that we charge to suppliers that generally includes a cap and is based on the spend per payment and is recorded net of incentives.

Our invoice factoring product, Invoice Accelerator, provides certain suppliers with the opportunity to better manage cash flows and receive payments even faster by allowing suppliers to receive advance payment on qualifying invoices. Revenues are generated on a per transaction basis for each payment that is advanced. We currently fund the purchase of invoices from our balance sheet.

Interest income represents interest received from buyer deposits held during the payment clearing process. We receive interest on funds held through our contractual relationship with our buyers.

Services Revenue

Services revenue includes fees charged to process buyer change in service requests.

We expect our total revenue to increase year over year due to an increase in the number of buyers and transactions processed, and that payment revenue will comprise a greater proportion of total revenue as the volume of transactions on the AvidPay Network continues to increase.

Cost of Revenues and Operating Expenses

Cost of Revenues

Cost of revenues includes personnel related costs, which include direct compensation, fringe benefits, short- and long-term incentive plans and stock-based compensation expense. Cost of revenues includes teams responsible for buyer and supplier onboarding and setup, invoice processing, payment operations, money movement execution, and customer service. Personnel costs also include internal labor associated with the employees who monitor the performance and reliability of our buyer and supplier solutions and the underlying delivery infrastructure (i.e., application and data hosting administration, product support and escalations, payment monitoring and settlement functions).

Cost of revenues also includes external expenses that are directly attributed to the processing of invoice and payment transactions. These expenses include the cost of scanning and indexing invoices, printing checks, postage for mailing checks, expenses for processing payments (ACH, check, and wires), bank fees associated with buyer deposits held during the payment clearing process, and other transaction execution costs. Additionally, cost of revenues includes fees paid to third parties for the use of their technology, data hosting services, and customer relationship management tools in the delivery of our services or in supporting the delivery infrastructure and adjustments to the allowance for uncollectible advancements processed through Invoice Accelerator. Lastly, cost of revenues includes estimates for treasury losses that occur in treasury operations. Treasury losses include various unrecoverable internal payment processing errors that occur in the ordinary course of business, such as duplicate payments, overpayments, payments to the wrong party and reconciliation errors.

We have elected to exclude amortization expense of capitalized developed software and acquired technology, as well as allocations of fixed asset depreciation expense and facility expenses from cost of revenues.

We expect our cost of revenues as a percentage of revenue to decrease as we continue to realize operational efficiencies and shift more of our transactions to electronic payments.

Sales and Marketing

Sales and marketing consists primarily of costs related to our direct sales force and partner channels that are incurred in the process of setting up go-to-market strategies, generating leads, building brand awareness and acquiring new buyers and suppliers, including efforts to convert suppliers from paper check payments to electronic forms of payments and efforts to enroll them into the Invoice Accelerator solution.

Personnel costs include salaries, wages, direct and amortized sales commissions, fringe benefits, short- and long-term incentive plans and stock-based compensation expense. Most of the commissions paid to the direct sales force are incremental based upon invoice and payment volume from the acquisition of a new buyer and are deferred and amortized ratably over an estimated benefit period of five years.

The partner ecosystem consists of reseller, referral and accounting system partners. Compensation paid to referral and accounting system partners in exchange for the referral and marketing efforts of the partner is classified as sales and marketing expense.

In addition, we focus on generating awareness of our platform and products through a variety of sponsorships, user conferences, trade shows, and integrated marketing campaigns. Costs associated with these efforts, including travel expenses, external consulting services, and various technology applications are included in sales and marketing as well.

We expect our sales and marketing expenses to increase in absolute dollars while remaining fairly consistent as a percentage of revenue as we continue to expand our market presence, grow our customer base, and continue to develop new offerings to sell to our buyers and suppliers. We are focused on the efficient deployment of marketing resources to drive our sales efforts and expect to continue to increase marketing over the coming periods.

Research and Development

Research and development efforts focus on the development of new products and business intelligence tools or enhancements to existing products and applications, as well as large scale infrastructure projects that improve the underlying architecture of our technology.

The main contributors of research and development costs are (i) personnel related expenses, including fringe benefits, short- and long-term incentive plans and stock-based compensation expense, and (ii) fees for outsourced professional services. We capitalize certain internal and external development costs that are attributable to new products or new functionality of existing products and amortize such costs to depreciation and amortization on a straight-line basis over an estimated useful life, which is generally three years.

We also incur research and development costs attributable to the use of software tools and technologies required to facilitate the research and development activities. Examples of such costs include fees paid to third parties to host lower technical environments and the associated virtual machine ware fees paid to support agile development efforts, and fees paid for software tools and licenses used in quality control testing and code deployment activities.

We expect our research and development expense to increase in absolute dollars, but to decrease as a percentage of revenue as we are able to efficiently deploy our development resources against a larger revenue base.

General and Administrative

General and administrative expenses consist primarily of our finance, human resources, legal and compliance, facilities, information technology, administration, and information security organizations. Significant cost contributors are (i) personnel expenses, including fringe benefits, short- and long-term incentive plans and stock-based compensation expense, and (ii) costs of software applications, including end user computing solutions, and various technology tools utilized by these organizations. Occupancy expenses, which include personnel, rent, maintenance and property tax costs are not allocated to other components of the statements of operations and remain in general and administrative expenses. General and administrative expenses are reduced by incentives we have received from state and local government agencies as part of various local job development investment grants.

We expect our general and administrative expenses to increase in both absolute dollars and as a percentage of revenue over the next two years, as we continue to build out our infrastructure to support our operations as a public company, and to support a greater customer base. After approximately two years we expect these expenses to decrease as a percentage of revenue as a large portion of this public company infrastructure investment is comprised of fixed costs.

Impairment and Write-Off of Intangible Assets

Impairment and write-off of intangible assets is the reduction from carrying value to fair value for assets or asset groups whose carrying value is not recoverable and also includes charges determined based on our estimation of the amount of obsolescence of previously capitalized software development costs.

Depreciation and Amortization

Depreciation and amortization expense includes depreciation of property and equipment over the estimated useful life of the applicable asset, as well as amortization of acquired intangibles (i.e., technology, customer list and tradename) with a useful life between 3 and 15 years, and amortization of capitalized software development costs with an estimated benefit of 3 years.

Other Income (Expense)

Other income (expense) consists primarily of interest expense on our bank borrowings and headquarters finance leases, offset by interest income on non-customer corporate funds. Additionally, other income (expense) includes changes in the fair value of our derivative instrument, which requires adjustments to fair value each reporting period.

Income Tax Expense (Benefit)

Income tax expense (benefit) consists of federal and state income taxes.

Results of Operations

The following table sets forth our results of operations for the periods presented (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues	$65,176	$47,600	$179,144	$133,065
Cost of revenues (exclusive of depreciation and amortization expense)	25,792	20,972	71,343	61,638
Operating expenses
Sales and marketing	16,118	11,763	44,176	35,279
Research and development	15,672	11,055	43,225	32,156
General and administrative	15,564	10,357	45,498	30,813
Impairment and write-off of intangible assets	-	-	574	924
Depreciation and amortization	8,164	6,953	22,334	20,733
Total operating expenses	55,518	40,128	155,807	119,905
Loss from operations	(16,134)	(13,500)	(48,006)	(48,478)
Other income (expense)
Interest income	35	613	332	1,590
Interest expense	(4,874)	(5,039)	(14,985)	(15,016)
Change in fair value of derivative instrument	(14,552)	-	(14,690)	(6,545)
Charge for amending financing advisory engagement letter - related party	-	-	(50,000)	-
Other expenses	(19,391)	(4,426)	(79,343)	(19,971)
Loss before income taxes	(35,525)	(17,926)	(127,349)	(68,449)
Income tax expense	2	58	203	175
Net loss	$(35,527)	$(17,984)	$(127,552)	$(68,624)

Accretion of convertible preferred stock	(5,012)	(5,577)	(14,417)	(15,996)
Net loss attributable to common stockholders	$(40,539)	$(23,561)	$(141,969)	$(84,620)
Net loss per share attributable to common stockholders, basic and diluted	$(0.71)	$(0.42)	$(2.60)	$(1.73)
Weighted average number of common shares used to compute net loss per share attributable to common stockholders, basic and diluted	57,174,627	55,721,646	54,617,200	48,855,189

Comparison of the Three Months Ended September 30, 2021 and 2020

Revenues

	Three Months Ended September 30,		Period-to-Period Change
	2021	2020	Amount	Percentage
	(in thousands)
Revenues	$65,176	$47,600	$17,576	36.9%

The increase in revenues was comprised of an increase in software revenue of $5.2 million, or 30.1%, primarily driven by the addition of new buyer invoice and payment transaction volume as well as the inclusion of $2.1 million of software license and maintenance fees associated with the acquisition of Core Associates which closed in December 2020. Payment revenue increased by approximately $12.1 million, or 40.1%, driven primarily by increased electronic payments on the AvidPay Network with the addition of new buyer payment transaction volume.

Cost of Revenues

	Three Months Ended September 30,
	2021		2020
		Percentage of		Percentage of	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(in thousands)
Cost of revenues (excluding depreciation and amortization expense)	$25,792	39.6%	$20,972	44.1%	$4,820	23.0%

The increase in cost of revenues (excluding depreciation and amortization expense) was due primarily to an increase in employee costs of $2.6 million. This increase is driven by hiring efforts to support the growth in our business as well as a $1.0 million impact related to headcount additions from our acquisitions of Core Associates and FastPay, which closed in December 2020 and July 2021, respectively. The additional employees are supporting implementation and buyer and supplier experience services, SaaS product delivery and money movement. The remainder of the increase was primarily driven by increases in invoice and check processing fees of $0.7 million, increases in cloud hosting fees of $0.5 million related to a higher volume of transactions processed through our applications, and increases in reserves of $1.0 million for misdirected payments and Invoice Accelerator purchased invoices as we changed our estimate for the recoverability of supplier advance receivables.

Operating Expenses

	Three Months Ended September 30,
	2021		2020
		Percentage of		Percentage of	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(in thousands)
Sales and marketing	$16,118	24.7%	$11,763	24.7%	$4,355	37.0%
Research and development	15,672	24.0%	11,055	23.2%	4,617	41.8%
General and administrative	15,564	23.9%	10,357	21.8%	5,207	50.3%
Impairment and write-off of intangible assets	-	0.0%	-	0.0%	-	0.0%
Depreciation and amortization	8,164	12.5%	6,953	14.6%	1,211	17.4%

Sales and Marketing Expenses

The increase in sales and marketing expenses was due primarily to an increase of $1.9 million in employee costs (net of capitalized sales commissions), driven by a $1.0 million impact related to headcount additions from the acquisitions of Core Associates and FastPay plus organic headcount growth related to personnel directly engaged in acquiring new buyers and suppliers and in marketing our products and services. We experienced increases in marketing costs of $1.0 million and travel expenses of $0.4 million as events and sales-related travel increased compared to the low levels we experienced in 2020 due to the pandemic. We experienced increases in partner commissions of $0.7 million, of which $0.5 million were associated with the acquisitions of Core Associates and FastPay.

Research and Development Expenses

Research and development expenses increased primarily due to a $1.1 million increase in costs associated with engaging consultants and contractors to support the investment in our platform, and $4.4 million related to increased employee costs. The investments in our platform are intended to increase the quality, reliability and efficiency of our technology and include approximately $0.5 million of consultant and contractor costs associated with the acquisition of Core Associates which closed in December 2020. The increase in employee costs relates to both headcount and compensation increases and includes increases of $1.0 million associated with the acquisitions of Core Associates and FastPay. An additional increase of $0.4 million is attributable to recruiting costs as we expand our development teams. These increases were offset, in part, by a reduction in expense associated with capitalization of internally developed software of approximately $1.7 million.

General and Administrative Expenses

The increase in general and administrative expenses is attributable to a $2.5 million increase in employee costs, a $0.6 million increase in transaction-related costs and $0.6 million of professional and consulting fees and contract labor. The increases reflect the growth in our business and our preparation to operate as a public company. The increases in employee costs include $1.0 million associated with the acquisition of FastPay which closed in July 2021. An additional increase of $0.6 million is attributable to a decrease in amounts expected to receive under business incentive grants in the current period compared to the prior period.

Depreciation and Amortization

Depreciation and amortization increased primarily due to the amortization of intangible assets associated with the acquisition of FastPay which closed in July 2021.

Other Income (Expense)

	Three Months Ended September 30,
	2021		2020
		Percentage of		Percentage of	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(in thousands)
Other Income (Expense)	$(19,391)	(29.8)%	$(4,426)	(9.3)%	$(14,965)	338.1%

Other expense increased primarily due to an increase in loss caused by the revaluation of a derivative instrument of $14.6 million and slightly lower interest income, offset in part by slightly higher interest expense.

Income Tax Expense

	Three Months Ended September 30,
	2021		2020
		Percentage of		Percentage of	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(in thousands)
Income tax expense	$2	0.0%	$58	0.1%	$(56)	(96.6)%

The provision for income taxes relates primarily to state income taxes and noncurrent federal taxes related to the non-deductibility of goodwill in the future.

Stock-based Compensation

All of our RSUs outstanding as of September 30, 2021 contain both service-based and performance-based vesting conditions. Using the accelerated attribution method in recognizing stock-based compensation expense for these RSUs, expense for each vesting tranche in an award is recognized ratably from the grant date to the vesting date for that tranche, resulting in acceleration of expense recognition as compared to recognition on a straight-line basis. As a result, we expect to recognize a relatively larger amount of stock-based compensation expense relating to these RSUs in upcoming quarters as compared to later quarters in the vesting period. To illustrate, we expect to recognize approximately $20.9 million of stock-based compensation expense related to these RSUs through the second quarter of 2022, of which approximately $13.1 million will be recognized immediately following the closing of our IPO in the fourth quarter of 2021.

Comparison of the Nine Months Ended September 30, 2021 and 2020

Revenues

	Nine Months Ended September 30,		Period-to-Period Change
	2021	2020	Amount	Percentage
	(in thousands)
Revenues	$179,144	$133,065	$46,079	34.6%

The increase in revenues was comprised of an increase in software revenue of $14.2 million, or 28.3%, primarily driven by the addition of new buyer invoice and payment transaction volume as well as the inclusion of $5.9 million of software license and maintenance fees associated with the acquisition of Core Associates which closed in December 2020. Payment revenue increased by approximately $30.9 million, or 37.7%, driven primarily by increased electronic payments on the AvidPay Network with the addition of new buyer payment transaction volume.

Cost of Revenue

	Nine Months Ended September 30,
	2021		2020
		Percentage of		Percentage of	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(in thousands)
Cost of revenues (excluding depreciation and amortization expense)	$71,343	39.8%	$61,638	46.3%	$9,705	15.7%

The increase in cost of revenues (excluding depreciation and amortization expense) was due primarily to an increase in employee costs of $5.4 million. This increase is driven by hiring efforts to support the growth in our business as well as a $1.7 million impact related to headcount additions from our acquisitions of Core Associates and FastPay, which closed in December 2020 and July 2021, respectively. The additional employees are supporting implementation and buyer and supplier experience services, SaaS product delivery and money movement. An additional increase of $1.0 million is attributable to lower deferred contract fulfillment costs and higher amortization expense in the current period compared to the prior period. The remainder of the increase was primarily driven by increases in invoice and check processing fees of $2.0 million, increases in cloud hosting fees of $0.7 million related to a higher volume of transactions processed through our applications, and increases of $0.6 million in unrecovered misdirected payments.

Operating Expenses

	Nine Months Ended September 30,
	2021		2020
(in thousands)		Percentage of		Percentage of	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage

Sales and marketing	$44,176	24.7%	$35,279	26.5%	$8,897	25.2%
Research and development	43,225	24.1%	32,156	24.2%	11,069	34.4%
General and administrative	45,498	25.4%	30,813	23.2%	14,685	47.7%
Impairment and write-off of intangible assets	574	0.3%	924	0.7%	(350)	(37.9)%
Depreciation and amortization	22,334	12.5%	20,733	15.6%	1,601	7.7%

Sales and Marketing Expenses

The increase in sales and marketing expenses was due primarily to an increase of $4.5 million in employee costs (net of capitalized sales commissions), driven by a $1.9 million impact related to headcount additions from the acquisitions of Core Associates and FastPay plus organic headcount growth related to personnel directly engaged in acquiring new buyers and suppliers and in marketing our products and services. We experienced increases in partner commissions of $1.9 million and increases in marketing costs of $1.3 million and travel expenses of $0.2 million as events and sales-related travel increased compared to the low levels we experienced in 2020 as the result of the pandemic. The increase in partner commissions included $1.4 million increase associated with the acquisition of Core Associates in December 2020. An additional increase of $0.4 million is attributable to higher amortization expense of capitalized sales commissions in the current period compared to the prior period.

Research and Development Expenses

Research and development expenses increased primarily due to a $4.4 million increase in costs associated with engaging consultants and contractors to support the investment in our platform, and $10.4 million related to increased employee costs. The investments in our platform are intended to increase the quality, reliability and efficiency of our technology and included approximately $1.6 million of consultant and contractor costs associated with the acquisition of Core Associates which closed in December 2020. The increase in employee costs were related to both headcount and compensation increases and included increases of $1.3 million associated with the acquisitions of FastPay and Core Associates. An additional increase of $0.5 million is attributable to recruiting costs as we expand our development teams. These increases were offset, in part, by a reduction in expense associated with capitalization of internally developed software of approximately $4.6 million.

General and Administrative Expenses

The increase in general and administrative expenses is attributable to a $5.9 million increase in employee costs, a $3.5 million increase in transaction-related costs and $3.0 million of professional and consulting fees and contract labor. We experienced an increase in recruiting expense of $0.7 million and an increase in travel expense of $0.4 million. The increases reflect the growth of our business and our preparation to operate as a public company. The increases in employee costs include $1.0 million associated with the acquisition of FastPay, which closed in July 2021. An additional increase of $0.9 million is attributable to a decrease in amounts expected to be received under business incentive grants in the current period compared to the prior period.

Impairment and Write-Off of Intangible Assets

The impairment and write-off of intangible assets during the nine months ended September 30, 2021 and 2020 relates to internally developed software projects.

Depreciation and Amortization

Depreciation and amortization increased slightly due to an increase in the amortization of intangible assets associated with the acquisitions of Core Associates and FastPay.

Other Income (Expense)

	Nine Months Ended September 30,
	2021		2020
(in thousands)		Percentage of		Percentage of	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage

Other Income (Expense)	$(79,343)	(44.3)%	$(19,971)	(15.0)%	$(59,372)	297.3%

Other income (expense) increased primarily due to a $50 million non-cash charge related to amending a financing advisory agreement with a related party which was settled by issuing common stock. Additionally, we experienced an $8.1 million increase in expense attributable to the net revaluation of a derivative instrument and a decrease of $1.3 million interest income.

Income Tax Expense

	Nine Months Ended September 30,
	2021		2020
(in thousands)		Percentage of		Percentage of	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage

Income tax expense	$203	0.1%	$175	0.1%	$28	16.0%

The provision for income taxes relates primarily to state income taxes and noncurrent federal taxes related to the non-deductibility of goodwill in the future.

Stock-based Compensation

All of our RSUs outstanding as of September 30, 2021 contain both service-based and performance-based vesting conditions. Using the accelerated attribution method in recognizing stock-based compensation expense for these RSUs, expense for each vesting tranche in an award is recognized ratably from the grant date to the vesting date for that tranche, resulting in acceleration of expense recognition as compared to recognition on a straight-line basis. As a result, we expect to recognize a relatively larger amount of stock-based compensation expense relating to these RSUs in upcoming quarters as compared to later quarters in the vesting period. To illustrate, we expect to recognize approximately $20.9 million of stock-based compensation expense related to these RSUs through the second quarter of 2022, of which approximately $13.1 million will be recognized immediately following the closing of our IPO in the fourth quarter of 2021.

Liquidity and Capital Resources

We do not currently generate positive cash flow through our operations. We have financed our operations and capital expenditures primarily through sales of common and preferred stock and borrowings under our 2019 Facility and, more recently, our IPO that was completed in October 2021, which resulted in net proceeds of $608.3 million, after deducting underwriting discounts and commissions of $39.6 million and offering expenses of approximately $12.1 million. As of September 30, 2021, our principal sources of liquidity are our unrestricted cash and cash equivalents of approximately $150.9 million and funds available under our existing term loan and revolving credit facilities, which we collectively refer to as the 2019 Facility. As of September 30, 2021, our unused committed capacity under the 2019 Facility was $55.0 million comprised of a delayed draw term loan, a revolving commitment, and an additional delayed draw term loan. The $30.0 million additional delayed draw term loan, which was undrawn, expired by its terms on October 1, 2021.

We believe that our unrestricted cash, cash equivalents and funds available under our 2019 Facility will be sufficient to meet our working capital requirements for at least the next twelve months. To the extent existing cash, cash from operations, and amounts available for borrowing under the 2019 Facility are insufficient to fund future activities, we may need to raise additional capital. In the future, we may attempt to raise additional capital through the sale of equity securities or through equity-linked or debt financing arrangements. If we raise additional capital by issuing equity or equity-linked securities, the ownership of our existing stockholders will be diluted. If we raise additional capital by the incurrence of additional indebtedness, we may be subject to increased fixed payment obligations and could also be subject to additional restrictive covenants, such as limitations on our ability to incur additional debt, and other operating restrictions that could adversely impact our ability to conduct our business. Our ability to raise additional debt may be limited by applicable regulatory requirements as a licensed money transmitter that require us to meet certain net worth requirements. Any future indebtedness we incur may result in terms that could be unfavorable to equity investors. There can be no assurances that we will be able to raise additional capital. The inability to raise capital would adversely affect our ability to achieve our business objectives.

Cash Flows

Below is a summary of our consolidated cash flows:

	Nine Months Ended September 30,
Selected Cash Flow Data:	2021	2020
	(in thousands)
Net cash provided by (used in):
Operating activities	$(41,315)	$(31,580)
Investing activities	(64,238)	(10,470)
Financing activities	737,192	337,421
Net increase in cash and cash equivalents, and restricted funds held for customers	$631,639	$295,371

Net Cash Used in Operating Activities

Our primary source of cash provided by our operating activities is from our software and payment revenue. Our primary uses of cash in our operating activities include payments for employee salary and related costs, payments to third party service providers to execute our payment transactions, sales and marketing costs, and other general corporate expenditures.

Net cash used in operating activities increased to $41.3 million during the nine months ended September 30, 2021 from $31.6 million during the nine months ended September 30, 2020 due primarily to an $11 million payment to a vendor in connection with a contract modification and the impact of the timing of payments which decreased AP and increased prepaid assets and other current assets, offset by the increase in cash received from revenue generating activities.

Net Cash Used in Investing Activities

Cash used in our investing activities consists primarily of the acquisition of acquired businesses, purchases of property and equipment, capitalization of internal-use software, and supplier advances related to our Invoice Accelerator product.

Net cash used in investing activities increased to $64.2 million during the nine months ended September 30, 2021 compared to $10.5 million during the nine months ended September 30, 2020, primarily due to the acquisition of FastPay in July 2021 and as both internal-use software and cash invested in supplier advances increased.

Net Cash Provided by Financing Activities

Cash provided by our financing activities consists primarily of an increase in restricted buyer fund deposits related to buyer payment transactions, proceeds from the issuance of preferred and common stock, exercise of stock options and borrowings under our 2019 Facility.

Net cash provided by financing activities increased to $737.2 million during the nine months ended September 30, 2021 from $337.4 million during the nine months ended September 30, 2020, due primarily to net inflows from payment service obligations as we shifted to the money transfer license model during 2021 compared to inflows in 2020 primarily from the issuance of common and preferred stock.

Outstanding Debt

Below is a summary of our outstanding debt (in thousands):

	September 30,	December 31,
	2021	2020
Term loan facility	$95,000	$95,000
Delayed draw term loan	7,840	5,552
Promissory note payable for land acquisition	3,000	3,000
Total principal due	105,840	103,552
Current portion of promissory note	(1,000)	(1,000)
Unamortized portion of debt issuance costs	(3,158)	(4,106)
Long-term debt	$101,682	$98,446

Credit Facilities

On October 1, 2019, we entered into a new senior secured credit facility, which we refer to as the 2019 Facility, with Sixth Street and KeyBank. The 2019 Facility makes available a facility in an aggregate amount of $163.5 million. Proceeds from the 2019 Facility were used to pay amounts outstanding under the credit agreement dated October 19, 2016, as amended and restated, and for working capital. The 2019 Credit Agreement consists of the following:

•
$95 million term loan facility, which we refer to as the 2019 term loan facility;
•
$18.5 million delayed draw term loan commitment, which we refer to as the Interest DDTL;
•
$20 million revolving commitment, which we refer to as the 2019 revolver; and
•
$30 million additional delayed draw term loan commitment, which we refer to as the DDTL.

Interest on the loans under the 2019 Facility is equal to LIBOR or a base rate, plus a margin. The applicable margin will be between 8.0% and 9.0% for the first three years, with the lower rate applicable for quarters in which we do not borrow from the Interest DDTL, and after the third anniversary will be 7.5% or 8.0% depending on whether the cash burn rate is greater than or less than negative $2.5 million. The base rate is equal to the higher of the current prime rate, federal funds effective rate plus 0.5%, or 4.0%. We may elect an interest period of up to three months in connection with a LIBOR rate loan. In 2017, the United Kingdom’s Financial Conduct Authority warned that LIBOR may cease to be available or appropriate for use by 2021. Per the terms of the 2019 Credit Agreement, the unavailability or replacement of LIBOR would result in the use of a similar measure based upon a calculated average of borrowing rates offered by major banks in the London interbank as determined by Sixth Street. As such, we do not believe that the unavailability of LIBOR will have any material impact on our borrowing costs.

From October 1, 2019 through the third anniversary date of the 2019 Credit Agreement, we may, on a quarterly basis, borrow under the Interest DDTL to finance up to 4.5% of the interest due on the 2019 term loans. During the nine months ended September 30, 2021, we borrowed $2.3 million at rates of 9% and 10%.

We also have available additional DDTL which may be made in minimum increments of $5 million, and multiples of $0.5 million in excess of that amount, up to $30 million. The DDTL commitment terminated on October 1, 2021.

The maturity date for the 2019 term loans and Interest DDTL is April 1, 2024.

Borrowing increments on the 2019 revolver start at $0.5 million, and multiples of $0.1 million in excess of that amount. There was no balance outstanding under the facility as of December 31, 2020 and September 30, 2021. The maturity date for the 2019 revolver is October 1, 2023. Borrowing availability under the 2019 revolver is reduced by the then current amount of the letter of credit dated October 1, 2019 and issued by KeyBank to secure our obligation to make payments under the lease related to our headquarters building in Charlotte, North Carolina. The current amount of the letter of credit is approximately $6.0 million.

Liquidity and Financial Covenants

Our 2019 Facility contains certain covenants and restrictions on actions, including limitations on the payment of dividends. In addition, the 2019 Facility requires that we comply monthly with specified ratios, including a maximum ratio of debt to recurring revenue and a minimum cash balance requirement. We are in compliance with our financial debt covenants as of September 30, 2021.

Land Promissory Note

On November 15, 2018, we signed a promissory note in connection with the purchase of two land parcels at our Charlotte, North Carolina headquarters campus. The principal amount of $5.0 million will be repaid in $1.0 million installments, plus accrued interest at a rate of 6.75%, due on each anniversary date, with final payment due on November 15, 2023. The note is collateralized by the land parcels and any future building to be situated on, or improvements to, the land. We are current with all payments under the note.

Issuances of Common Stock

On September 30, 2021, we effected a 4-for-1 forward stock split of our common stock. In connection with the forward stock split, each issued and outstanding share of common stock, automatically and without action on the part of the holders, became four shares of common stock and each stock award and warrant was split accordingly. The par value per share of common was not adjusted. The exercise price of options and warrants was adjusted. Shares of preferred stock were not split; however, the conversion rate of each share of preferred stock was adjusted to reflect the forward split. All common share, per common share and related information presented in the consolidated financial statements and accompanying notes have been retroactively adjusted, where applicable, to reflect the effect of the stock split.

During the nine months ended September 30, 2021, we issued 7,545,608 shares of common stock at a weighted average price per share of $11.15. The common shares issued included 4,080,636 shares issued in connection with the amended and restated engagement letter with FT Partners, the investment banking firm disclosed in the section titled “Certain Relationships and Related Party Transactions.” Additionally, the issuances included 2,570,748 shares of common stock issued to the sellers of FastPay at, and soon after, closing in July 2021.

On June 24, 2021, our board of directors approved the reservation of 1,657,296 shares of our common stock (representing approximately 1% of our issued and outstanding common stock and common stock equivalents as of June 24, 2021) for future issuance to fund our philanthropic endeavors, including possible issuance to a philanthropic partner in connection with the establishment of a donor-advised fund, over a ten-year period. On October 1, 2021, the Company executed an agreement with a philanthropic partner pursuant to which the Company intends to provide annual ongoing grants of 10% of the pledged shares for a period of ten years, subject in each case to the approval of our board of directors. None of our officers or directors are affiliated with our philanthropic partner. On October 15, 2021, we transferred the first installment of 165,729 shares of common stock which will result in expense of $4.1 million that will be recorded in general and administrative expense in the fourth quarter of 2021.

Initial Public Offering and Conversion of Senior Preferred Stock, Redeemable Preferred Stock, and Warrants

On October 15, 2021, we closed our IPO in which we sold 26,400,000 shares of common stock at a public offering price of $25.00 per share. We received net proceeds of $620.4 million after deducting underwriters' discounts and incurred additional expenses in connection with the offering of approximately $12.1 million.

Upon the closing of the IPO, all shares of outstanding redeemable preferred stock automatically converted into 111,142,439 shares of common stock. Additionally, all shares of senior preferred stock were converted into redeemable preferred stock and convertible common stock. The resulting redeemable preferred stock was redeemed for $169 million. The convertible common stock was converted into 1,455,308 shares of common stock.

Additionally, upon the closing of the IPO, the warrants converted into shares of common stock in a cashless exchange. Accordingly, the 797,652 outstanding warrants converted into 740,190 shares of common stock.

On November 15, 2021, the underwriters notified us of the partial exercise of the overallotment option. Upon closing on November 18, 2021, we will issue 544,928 shares of common stock at the offering price of $25.00 per share and will receive net proceeds of $12.8 million after deducting underwriters' discounts and commissions.

Shares Issued in Acquisitions

In July 2021, we entered into a stock purchase agreement for all of the equity interests of FastPay for total consideration of approximately $75.5 million which included shares of our common stock with an aggregate value of approximately $31.0 million. Additional amounts may be earned upon achievement of future performance goals. We initially issued 2,570,748 shares of common stock in July 2021, including 40,804 shares related to contingent consideration. Upon the closing of our IPO on October 15, 2021 and in accordance with the stock purchase agreement, we adjusted the number of shares of common stock paid to the sellers of FastPay to 1,239,973 shares of common stock and 19,998 shares of common stock related to contingent consideration that was paid in July 2021. This resulted in the return of 1,310,777 shares of common stock to the Company, including 20,806 shares of common stock related to the contingent consideration.

Off-Balance Sheet Arrangements

Under our legacy trust model for processing payments, which we are in the process of phasing out, buyers’ funds were held in trust accounts that are maintained and operated by a trustee pending distribution. After buyers’ funds are deposited in a trust account, we initiate payment through external payment networks whereby the buyers’ funds are distributed from the trust to the appropriate supplier. We are not the trustee or beneficiary of the trusts which hold these buyer deposits, accordingly, we do not record these assets and offsetting liability on our consolidated balance sheets. However, we contractually earn interest on funds held for buyers with associated counterparties. The amount of buyer funds held in trust-related accounts was approximately $88.5 million, and $723.1 million at September 30, 2021 and December 31, 2020, respectively. We have largely transitioned away from the trust model for processing payments, and expect the amount of buyer funds held in trust to continue to decrease as those buyers transition to our current payments model.

Contractual Obligations

There were no material changes in our contractual obligations and commitments during the three months ended September 30, 2021 from the contractual obligations and commitments disclosed in the Final Prospectus. See Note 12 of the notes to our consolidated financial statements included elsewhere in this quarterly report on Form 10-Q for additional information regarding contractual obligations and commitments.

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported revenue generated, and reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are described in the notes to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, we believe that the following critical accounting policies are the most important to understanding and evaluating our reported financial results.

Capitalization of internal-use software

We have significant expenditures associated with the technological maintenance and improvement of our network and technology offerings. These expenditures include both the cost of internal employees, who spend portions of their time on various technological projects, and the use of external temporary labor and consultants. We are required to assess these expenditures and make a determination as to whether the costs should be expensed as incurred or are subject to capitalization. In making these determinations, we consider the stage of the development project, the probability of successful development and if the development is resulting in increased features and functionality. In addition, if we determine that a project qualifies for capitalization, the amount of capitalization is subject to various estimates, including the amount of time spent on the development work and the cost per hour of full-time and temporary labor.

Deferred costs

Deferred costs include deferred sales commissions and implementations costs that are incremental costs of obtaining and fulfilling buyer contracts. We amortize these costs ratably over the estimated period of our relationship with new buyers, which is generally five years. Based on historical experience, we determine the average life of our buyer relationship by taking into consideration our buyer contracts and the estimated technological life of our platform and related significant features.

Stock-based compensation

We use the grant-date fair-value-based measurements for stock-based compensation related to stock options using the Black-Scholes option-pricing model. We recognize these compensation costs on a straight-line basis over the requisite service period of the award, which is generally the option vesting term of four years, reduced for estimated forfeitures at the date of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We estimate the forfeiture rate based on the historical experience for annual grant years where the majority of the vesting terms have been satisfied.

The Black-Scholes option-pricing model requires the use of highly subjective assumptions which determine the fair value of stock-based awards. These assumptions include:

•

Expected term. The expected term represents the period that stock-based awards are expected to be outstanding. The expected term for option grants is determined using the simplified method. The simplified method deems the term to be the average of the time-to-vesting and the contractual life of the stock-based awards.

•

Expected volatility. Since we were previously privately held and did not have any trading history for our common stock, the expected volatility was estimated based on the average volatility for comparable publicly traded companies over a period equal to the expected term of the stock option grants. The comparable companies were chosen based on their similar size, stage in the lifecycle or area of specialty.

•	Risk-free interest rate. The risk-free interest rate is based on the U.S. Treasury zero coupon issues in effect at the time of grant for periods corresponding with the expected term of the option.

•	Expected dividend yield. We have never paid dividends on our common stock and have no plans to pay dividends on our common stock.

Common Stock and Derivative Instrument Valuation

The valuation of our common stock is important as it is a significant input into the Black-Scholes option-pricing model and therefore impacts our stock compensation expense. In addition, our senior preferred stock has a conversion feature that qualifies as a derivative financial instrument and therefore is required to be recorded at fair value each reporting period, with changes in fair value recorded in the consolidated statements of operations.

In valuing our common stock and derivative instrument, we determine the equity value of our business generally using the income approach and the market comparable approach valuation methods. When applicable due to a recent preferred or common stock offering, the prior sale of company stock method was also utilized.

The income approach estimates value based on the expectation of future cash flows that a company will generate — such as cash earnings, cost savings, tax deductions, and the proceeds from disposition. These future cash flows are discounted to their present values using a discount rate derived from an analysis of the cost of capital of comparable publicly traded companies in our industry or similar lines of business as of each valuation date and is adjusted to reflect the risks inherent in our cash flows. In addition, we also consider an appropriate discount adjustment to recognize the lack of marketability due to being a closely-held entity.

The market comparable approach estimates value based on a comparison of the subject company to comparable public companies in a similar line of business. From the comparable companies, a representative market value multiple is determined which is applied to the subject company’s operating results to estimate the value of the subject company. The estimated value is then discounted by a non-marketability factor because stockholders of private companies do not have access to trading markets similar to those enjoyed by stockholders of public companies which impacts liquidity. To determine our peer group of companies, we considered public enterprise cloud-based application providers and select those that are similar to us in size, stage of lifecycle, and financial leverage.

The resulting equity value is then allocated to each class of stock using an Option Pricing Model, or OPM. The OPM treats common stock and redeemable convertible preferred stock as call options on an equity value, with exercise prices based on the liquidation preference of our redeemable convertible preferred stock. Under this method, our common stock has value only if the funds available for distribution to stockholders exceed the value of the liquidation preference at the time of a liquidity event, such as a merger or sale, assuming we have funds available to make a liquidation preference meaningful and collectible by the stockholders. The common stock is considered to be a call option with a claim at an exercise price equal to the remaining value immediately after the redeemable convertible preferred stock is liquidated.

After our IPO on October 13, 2021, we will determine the fair value of each share of underlying common stock based on the closing price as reported on the date of grant on the primary stock exchange on which our common stock is traded.

Business Combinations and Valuation of Goodwill and Other Acquired Intangible Assets

We allocate the fair value of purchase consideration to the tangible assets acquired, liabilities assumed, and intangible assets acquired based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. Significant estimates in valuing intangible assets include, but are not limited to, future expected cash flows from acquired users, acquired technology, and trade names from a market participant perspective, useful lives, and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. During the measurement period, which is one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings.

We review goodwill for impairment at least annually or more frequently if events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. We have elected to first assess the qualitative factors to determine whether it is more likely than not that the fair value of our single reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. If we determine that it is more-likely-than-not that its fair value is less than its carrying amount, then the two-step goodwill impairment test will be performed. The first step, identifying a potential impairment, compares the fair value of the reporting unit with its carrying amount. If the carrying amount exceeds its fair value, the second step will be performed; otherwise, no further step is required. The second step, measuring the impairment loss, compares the implied fair value of the goodwill with the carrying amount of the goodwill. Any excess of the goodwill carrying amount over the implied fair value is recognized as an impairment loss, and the carrying value of goodwill is written down to fair value. As of September 30, 2021, no impairment of goodwill has been identified.

Acquired finite-lived intangible assets are amortized over their estimated useful lives, which is generally 3 to 15 years. We evaluate the recoverability of our intangible assets for possible impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of these assets is measured by a comparison of the carrying amounts to the future undiscounted cash flows the assets are expected to generate. If such review indicates that the carrying amount of intangible assets is not recoverable, the carrying amount of such assets is reduced to fair value. We have not recorded any such impairment charge for intangible assets acquired in purchase business combinations during the years presented.

Income Taxes

We account for income taxes in accordance with FASB Accounting Standards Codification 740, Income Taxes, or ASC 740. Under ASC 740, we recognize deferred tax assets and liabilities for future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. We measure deferred tax assets and liabilities using the enacted tax rates expected to apply in the years in which we expect the temporary differences to be recovered or settled. We record a valuation allowance to reduce deferred tax assets for the amount expected to be realized by considering all available positive and negative evidence.

Pursuant to ASC 740, we must consider all available positive and negative evidence regarding the realization of deferred tax assets. ASC 740 provides for four sources of taxable income for realization of deferred tax assets: 1.) taxable income in prior carryback years, 2.) reversals of future taxable temporary differences, 3.) tax planning strategies and 4.) projected future taxable income. As of December 31, 2020, we have no taxable income in prior carryback years, limited future reversals of taxable temporary differences and no prudent and feasible tax planning strategies. The recoverability of our deferred tax assets is dependent upon generating future taxable income.

We have maintained a valuation allowance against the deferred tax assets, having determined it was more likely than not that the deferred tax assets would not be realized. The determination of releasing the valuation allowance is made, in part, pursuant to our assessment as to whether it is more likely than not that we will generate sufficient future taxable income to realize the deferred tax assets. Significant judgement is required in making estimates of our ability to generate future taxable income. As of December 31, 2020, our forecasted future taxable income is not sufficient to support the future realization of the deferred tax assets, and our historical losses operations have produced significant losses.

The application of income tax law is inherently complex. Laws and regulations in this area are often ambiguous. Under ASC 740, the impact of uncertain tax positions taken or expected to be taken on an income tax return must be recognized in the financial statements at the largest amount that is more likely than not to be sustained upon audit by the relevant taxing authority. An uncertain tax position will not be recognized in the financial statements unless it is more likely than not of being sustained.

Recent Accounting Pronouncements

See Note 2 to our unaudited consolidated financial statements included elsewhere in this quarterly report on Form 10-Q for recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted as of September 30, 2021.

Emerging Growth Company Status

We are an emerging growth company, as defined in the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. We elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our consolidated financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates. During 2020, we early adopted ASU 2016-02, Leases (ASC Topic 842) as the JOBS Act does not preclude an emerging growth company from early adopting a new or revised accounting standard earlier than the time that such standard applies to private companies. We expect to use the extended transition period for any other new or revised accounting standards during the period in which we remain an emerging growth company.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our overall investment portfolio is comprised of (i) our operating cash and (ii) buyer funds. Our operating cash includes cash received from revenues generated, the sale of common and preferred stock and increased borrowings. Buyer funds are funds that have been collected from buyers, but not yet remitted to the applicable supplier. The funds are held in either company-owned accounts, which are subject to applicable state money transmitter laws, or in trust accounts. We are entitled to any interest earned on the investment of all buyer funds.

Our operating cash may be invested in accordance with our cash investment policy. Under that policy, we invest with the objective of preserving capital while optimizing yield. Permissible investments include U.S. Treasury instruments, U.S. Government Agency securities, commercial paper, investment grade corporate bonds and money market funds. As of September 30, 2021, substantially all operating cash has been invested in interest-bearing demand deposit accounts.

Our buyer funds assets are invested with safety of principal, liquidity, and diversification as the primary objectives. Consistent with those objectives, we also seek to maximize interest income and to minimize the volatility of interest income with emphasis on liquidity. Pursuant to our investment policy and subject to applicable law, buyer funds may be invested in U.S. Treasury securities, U.S. Government Agency securities, money market funds that invest in investment grade securities, or other cash equivalents, including certificates of deposit. As of September 30, 2021, all buyer funds have been invested in interest-bearing demand deposit accounts.

We are exposed to interest-rate risk relating to our investment portfolio, which consists principally of interest-bearing demand deposit accounts. We recognize interest earned from buyer funds assets as revenue. We generally do not pay interest to buyers. Factors that influence the rate of interest we earn include the short-term market interest rate environment and the weighting of balances by security type. The annualized interest rate earned on our investment of operating cash and funds held for buyers decreased to 0.47% during the first nine months of fiscal year 2021 from 0.74% during the first nine months of fiscal year 2020. Based on current investment practices, an increase in the Federal Funds interest rate of 100 basis points would have changed our interest income in the first nine months of fiscal year 2021 from our investment of operating cash by approximately $1.8 million and our interest on buyer funds assets by approximately $4.2 million based upon the average balances for the first nine months of fiscal year 2021 of $196.6 million in operating cash investments and $604.3 million in buyer funds investments, respectively. In addition to interest rate risks, we also have exposure to risks associated with changes in laws and regulations that may affect buyer fund balances. For example, a change in regulations that restricts the permissible investment alternatives for buyer funds may reduce our interest earned revenue.

We are also exposed to interest-rate risk relating to existing variable rate bank borrowings. As of September 30, 2021 and December 31, 2020, we had outstanding borrowings on variable rate debt of $102.8 million and $100.6 million, respectively. A 100 basis points increase in the variable rate would have resulted in incremental interest expense of $0.8 million during the nine months ended September 30, 2021.

Credit Risk

We may be exposed to credit risk in connection with our investments. Cash deposits may at times exceed Federal Deposit Insurance Company, or FDIC, limits. We limit credit risk by diversifying our portfolio, including a requirement that no more than 5% of invested funds may be held in the issues of a single corporation. Additionally, the minimum credit quality of any investment shall be not less than an ‘(A-) or (A3)’ rating equivalent from any single rating services based on ratings by any of Standard and Poor’s Ratings Services, Moody’s Investors Service, or Fitch Investor Services. The maximum maturity of any security in the portfolio shall not exceed 24 months. The weighted average maturity of the portfolio shall not exceed 12 months. In addition, maximum maturities of individual securities are further limited by the security type and cash segment of the investment. We are also exposed to credit risk related to the timing of payments made from buyer funds collected. We typically remit buyer funds to our buyers’ suppliers in advance of having good or confirmed funds collected from our buyers. Our buyers generally have three days to dispute transactions and if we remit funds in advance of receiving confirmation that no dispute was initiated by our buyer, then we could suffer a credit loss. We mitigate this credit exposure by leveraging our data assets to make credit underwriting decisions about whether to accelerate disbursements, managing exposure limits, and various controls in our operating systems.

We are also exposed to risks associated with our Invoice Accelerator product, in which our supplier customers can accelerate the receipt of payment for outstanding invoices before our buyers initiate the transfer of funds. If those invoices are not approved or the buyer does not transfer the requisite funds then we are exposed to the risk of not being able to recoup our advances to the supplier. We mitigate this risk through data analytics to determine which invoices are available for advance payment and also monitor the credit quality of suppliers.

Liquidity Risk

As part of our buyer funds investment strategy, we use the daily collection of funds from our buyers to satisfy other unrelated buyer funds obligations. We minimize the risk of not having funds collected from a buyer available at the time the buyer’s obligation becomes due by collecting the buyer’s funds in advance of the timing of payment of the buyer’s obligation. As a result of this practice, we have consistently maintained the required level of buyer funds assets to satisfy all of our obligations.

Concentration Risk

A substantial portion of our revenue is derived from interchange fees earned on payment transactions processed from one VCC service provider, Comdata Inc. For the three months ended September 30, 2021 and 2020, interchange fee revenues from this vendor represented approximately 51% and 50% of total revenues, respectively. For the nine months ended September 30, 2021 and 2020, interchange fee revenues from this vendor represented approximately 50% and 49% of total revenues, respectively. As of September 30, 2021 and December 31, 2020, 66% and 62% of accounts receivable, net, is comprised of amounts due from this VCC service provider, respectively.

Future regulation or changes by the payment networks could have a substantial impact on our revenue from VCC transactions. If interchange rates decline, whether due to actions by the payment networks, merchant/suppliers availing themselves of lower rates, or future regulation, our total operating revenues, operating results, prospects for future growth and overall business could be materially affected.

The initial term of our current agreement with Comdata expires on December 31, 2023 and automatically renews on a monthly basis thereafter, subject to either party providing 30 days’ notice of non-renewal prior to expiration of the initial term or any monthly renewal term. The agreement is subject to earlier termination by either party as a result of the other party’s default and subsequent failure to cure within 30 days of receiving notice of default. We may also terminate the agreement if we don’t agree with changes that Comdata may propose to the agreement as a result of changes in applicable law or interpretation of applicable law or card network rules that may occur during the agreement term.

Derivative Risk

As of September 30, 2021 and December 31, 2020, we had 2,722,166 shares of senior preferred stock. The senior preferred stock may be converted into redeemable preferred stock and convertible common stock. We account for the convertible common stock as a derivative liability and record the derivative liability at fair value each reporting period. The fair value of the derivative liability fluctuates primarily based upon changes in the fair value of our common stock.

ITEM 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, and as a result of the material weaknesses described below, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2021, our disclosure controls and procedures were not effective at the reasonable assurance level. In light of this fact, our management has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that, notwithstanding the material weaknesses in our internal control over financial reporting, the unaudited condensed consolidated financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q fairly state, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

Material Weaknesses in Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. As of the end of the period covered by this report, our material weaknesses are as follows:

•
We lack a sufficient complement of personnel with an appropriate level of accounting knowledge, training, and experience to appropriately analyze, record and disclose accounting matters timely and accurately. This material weakness contributed to the following additional material weaknesses:
•
We did not design and maintain effective controls over the accounting for preferred stock transactions.
•
We did not design and maintain effective controls over the preparation and review of the statement of cash flows.

These material weaknesses resulted in material misstatements related to our preferred stock, additional-paid-in-capital accounts, and the classification of cash flows from operating and investing activities as of and for the year ended December 31, 2019, which resulted in the restatement of the 2019 consolidated financial statements, errors identified and corrected in the aforementioned accounts as of and for the periods ended December 31, 2020 and June 30, 2021, and in immaterial misstatements related to our cost of revenues, sales and marketing expense, research and development expense, general and administrative expense, and additional-paid-in-capital accounts, which resulted in the revision of our December 31, 2020 and June 30, 2021 financial statements.

•
We did not design and maintain effective controls to appropriately reconcile cash receipt and disbursement transactions within our treasury operations accounts at the individual transaction level. This material weakness resulted in material misstatements to our treasury operations liability and treasury operations expense accounts and related disclosures for the period ended December 31, 2017 and immaterial misstatements to the aforementioned accounts and disclosures for the periods ended December 31, 2019, 2020 and June 30, 2021.

Additionally, these material weaknesses could result in a misstatement of substantially all of our accounts or disclosures that such material weaknesses could result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

Remediation Plan

We have begun implementing a plan to remediate the material weaknesses described above. As of the date of this Quarterly Report on Form 10-Q we have taken the following steps as part of our remediation plan.

•
We recently hired a new Controller with extensive knowledge and experience consulting on public company U.S. GAAP and SEC requirements.
•
We have hired additional technical accounting resources with public company experience to assess complex technical accounting and reporting matters, including accounting for preferred stock transactions and preparing and reviewing the statement of cash flows.
•
We have designed review procedures and implemented enhanced processes and controls for the areas impacted by these material weaknesses.

As of the date of this Quarterly Report on Form 10-Q we are in the process of implementing the following steps of our remediation plan.

•
We are in the process of developing a timely, automated, systemic reconciliation of our treasury operations accounts inclusive of IT general controls, utilizing individual source system transactions.
•
We continue to hire additional technical accounting resources with public company experience to enhance our accounting and financial reporting function.
•
We will engage third-party resources to supplement our resources and current processes where needed.
•
We will continue to design and refine adequate review procedures and implement improved processes and controls for the areas impacted by these material weaknesses.

While we believe these efforts will remediate the material weaknesses, these material weaknesses cannot be considered fully remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

(b) Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we have been and will continue to be subject to legal proceedings and claims. We are not presently a party to any legal proceedings that, if determined adversely to us, would individually or taken together have a material adverse effect on our business, results of operations, financial condition, or cash flows. Defending such proceedings is costly and can impose a significant burden on management and employees. The results of any current or future litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. You should consider and carefully read all of the risks and uncertainties described below, as well as other information included in this Quarterly Report on Form 10-Q, including our consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q, before making an investment decision. The risks described below are not the only ones we face. The occurrence of any of the following risks or additional risks and uncertainties not presently known to us or that we currently believe to be immaterial could materially and adversely affect our business, financial condition or results of operations. In such case, the trading price of our common stock could decline, and you may lose some or all of your original investment. As discussed in the section titled "Special Note Regarding Forward Looking Statements," this Quarterly Report on Form 10-Q also contains forward-looking statements and estimates that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of specific factors, including the risks and uncertainties described below.

Summary Risk Factors

•
We have a history of operating losses and we may not achieve or sustain profitability in the future.
•
Our future revenue and operating results will be harmed if we are unable to acquire new customers, retain existing customers, expand sales to our existing customers, or deliver new features, functionality and integrations for our platform that achieve market acceptance.
•
Our historical growth may not be indicative of our future performance and our growth is dependent on a number of factors that we do not control.
•
We participate in highly competitive and fragmented markets, and our industry is rapidly evolving.
•
We transfer large sums of customer funds daily, and are subject to the risk of errors, which could result in financial losses and damage to our reputation and customer trust.
•
We, our strategic partners, our buyers and suppliers, and others who use our services obtain and process a large amount of data. Any real or perceived improper or unauthorized use of, exposure of, disclosure of, or access to such data could harm our reputation as a trusted brand, as well as have a material adverse effect on our business.
•
We earn a substantial portion of our revenue from electronic payment transactions and our growth is dependent upon the continued acceptance, security and adoption of electronic payment types that result in interchange revenue.
•
If we lose key members of our team including our Co-Founder and Chief Executive Officer, or if we are unable to attract and retain talent, our business may be harmed.
•
We may not be able to scale our business and technology quickly enough to meet our growth.
•
We may lose existing customers or fail to attract new customers if we are unable to deliver new software, solutions and technology for our platform.
•
Uncertain or weakened economic conditions, including as a result of COVID-19, have adversely affected our industry, business and results of operations resulting in a negative impact on new sales.

•
Interruptions or delays in the services provided by third-party data centers or internet service providers could impair the delivery of our products and services.
•
We are subject to the payment card network rules and our failure to comply with these rules could harm our business.
•
We depend on banks, bank partners and other third-party service providers to process transactions.
•
Our long-term growth strategy depends, in part, on strategic partnerships and indirect sales partners.
•
The loss of one or more of our key customers or strategic partners could negatively affect our ability to market our platform.
•
We use open-source software in our products, which could subject us to litigation or other actions.
•
We identified material weaknesses in our internal control over financial reporting, and if we fail to remediate these material weaknesses or if we otherwise fail to establish and maintain effective internal control over financial reporting, our ability to accurately and timely report our financial results could be adversely affected.
•
Our risk management efforts may not be effective to prevent fraudulent activities by our customers or their counterparties or third parties, which could expose us to material financial losses and liability and otherwise harm our business.
•
Our business, which includes payment services, is subject to extensive government regulation and oversight. Our failure to comply with extensive, complex, overlapping, and frequently changing rules, regulations, and legal interpretations could materially harm our business and noncompliance with such laws can subject us to criminal liability.
•
Our 2019 Credit Agreement provides our lenders with a first-priority lien against substantially all of our and our subsidiaries’ assets and personal property, and contains financial covenants and other restrictions on our and our subsidiaries’ actions, which could limit our operational flexibility and otherwise adversely affect our financial condition.

Risks Related to Our Business and Industry

We have a history of operating losses and we may not achieve or sustain profitability in the future.

We were incorporated in 2000 and have experienced net losses and negative cash flows from operations since inception. We generated net losses of $101.2 million and $93.5 million during the years ended December 31, 2020 and 2019, respectively. We generated net losses of $127.6 million and $68.6 million during the nine months ended September 30, 2021 and 2020, respectively. We had an accumulated total stockholders’ deficit of $511.1 million and $411.8 million as of December 31, 2020, and December 31, 2019, respectively. Our losses and accumulated total stockholders’ deficit reflect the substantial investments we have made in our people, products and services, and technology, and to acquire new buyers. While we have experienced significant revenue and transaction volume growth in recent years, we are not certain whether or when we will be able to achieve or maintain profitability in the future.

We also expect our costs and expenses to increase in future periods. In particular, we intend to continue to expend significant funds to invest in our people, products and services, technology, and the AvidPay Network and to expand our sales and marketing teams and invest in strategic partnerships and system integrations. We expect our general and administrative costs to also increase, but at a slower rate than our other operating expenses, for the foreseeable future. If we are not able to reduce or maintain the costs of providing our services, we could face competitive pricing pressure. If we are unable to continue to grow our revenue, or to reduce or maintain the costs of providing our services, we could continue to suffer increasing operating losses.

We may incur significant losses in the future for several reasons, including the other risks described herein, and unforeseen expenses, difficulties, complications, delays, and other unknown events. If we are unable to achieve and sustain profitability, the value of our business and stock may significantly decrease.

Our future revenue and operating results will be harmed if we are unable to acquire new customers, retain existing customers, expand sales to our existing customers, or deliver new features, functionality and integrations for our platform that achieve market acceptance.

To continue to grow our business, it is important that we continue to attract new buyers and suppliers to use our platform. Our success in adding new buyers depends on numerous factors, including our ability to: (1) offer compelling AP automation products and services and features in the markets and industries we serve, (2) execute our sales and marketing strategy, (3) attract, effectively train and retain new sales, marketing, professional services, and support personnel in the markets we pursue, (4) develop or expand relationships with partners, payment providers, systems integrators, and resellers, (5) expand into new industry verticals, geographies, and market segments, which may require specific product and service features that we do not currently provide, (6)

efficiently onboard new buyers on to our platform, (7) efficiently add more suppliers to our network and continue to drive increased adoption of electronic forms of payment, (8) execute a successful mergers and acquisitions strategy, and (9) provide additional paid services that complement the capabilities of our customers and their partners.

Our ability to increase revenue also depends in part on our ability to retain existing buyers and suppliers, sell more functionality and to increase product penetration to existing and new buyers and suppliers. Our buyers have no obligation to renew their subscriptions for our solutions after the expiration of their initial subscription period. In addition, some of our buyers can terminate their existing agreements with us prior to the expiration of the current contract terms. Our ability to increase sales to existing buyers depends on several factors, including their experience with implementing and using our platform, their ability to integrate our platform with other technologies, and our pricing model. Suppliers in our network select their preferred method of payment, which may include VCC, ACH, or check, based on their internal business rules, preferences, or perceived value, which may change at any time. Our ability to increase sales to suppliers already in our AvidPay Network depends on several factors, including their experience enrolling in and using our platform, development of new supplier product offerings, and our pricing model.

Given the highly fragmented nature of the middle market, and the unique challenges faced by middle market customers, the lack of certain product features and functionality and system integrations has from time to time limited our ability to sell our products and services more deeply into certain of the sub-markets and industries that we serve and has limited our ability to expand into new sub-markets and industries. If we are unable to deliver new product and services features and functionality and system integrations, or keep pace with current technological developments, in each case in a timely manner, or if our new product and services features and functionality and system integrations do not achieve acceptance in the market and industries we serve, our competitive position may be impaired, and our potential to generate new revenue or to retain existing revenue could be diminished. The adverse effect on our financial results may be particularly acute because of the significant research, development, marketing, sales, and other expenses we will have incurred in connection with the new functionality and services.

Our historical growth may not be indicative of our future performance and we may not be able to sustain our current growth rate, which is dependent on a number of factors that we do not control.

Although we have experienced significant historical revenue and transaction volume growth, we expect that, in the future, as our revenue and transaction volumes increase to higher levels, our growth rates may decline over time. Our revenue and transaction volume growth depends on a number of factors, including our ability to:

•
attract and retain buyers and suppliers and grow the AvidPay Network and drive the use of our products and services across our customer base;
•
expand the functionality and scope of the products and services we offer;
•
expand into new and existing verticals and industries and geographies which may require specific product and service features that we do not currently provide;
•
drive the acceptance and use of electronic payment types that result in interchange revenue;
•
successfully invest in our technology, products and people;
•
develop new integrations with third party accounting systems;
•
manage the effects of the COVID-19 pandemic, including the spread of variants such as the Delta variant, on our business and operations.
•
execute a successful mergers and acquisition strategy;
•
enter into new strategic partnerships to continue our business;
•
convince the stakeholders of potential buyers to outsource functions that they have traditionally handled internally; and
•
price our products and services effectively.

Further, the revenue that we derive from our invoice and payment transaction volume is dependent on several factors that we do not control. These factors include the number of invoices and payments submitted through our system, card brand interchange rates and tiers, payment amounts and types, the payment method selected by suppliers in our network, and competitive pricing pressure on products and incentives.

These factors make it difficult for us to control or forecast our future operating results and growth. If the assumptions we use to plan our business are incorrect or change, or if we are unable to maintain consistent revenue or revenue growth, it may be difficult to achieve and maintain profitability and the value of our business could be negatively impacted. You should not rely on our growth rates from any prior periods as any indication of our future growth.

We participate in highly competitive and fragmented markets, and our industry is rapidly evolving.

The AP and payments markets are highly fragmented and competitive and evolving. As businesses continue to adopt AP and payment automation solutions, we expect existing competitors and new market entrants to offer new and enhanced products and services and we expect the competitive environment to remain intense going forward. We currently compete on several factors, including:

•
product and service features, functionality and quality and system stability;
•
integrations with leading accounting and banking systems;
•
pricing and incentives;
•
supplier network;
•
ability to automate existing processes; and
•
customer onboarding time and effort.

Our current competitors range from other fintech companies and financial institutions to smaller, niche providers of software and services. We compete with companies that offer comprehensive solutions focused on the entire AP and payment processes and companies that focus only on select portions of these processes such as invoice and bill presentment, document and workflow management, AP and payment processing or accounts receivables. Solutions are also often specifically tailored to industry vertical or customer size making it difficult to expand into new verticals or attract larger or smaller customer types.

Accounting and enterprise resource planning ("ERP") software providers, financial institutions, payment processing, and other service providers, a number of which we partner with in offering our solutions, may currently offer or develop solutions, acquire third-party solutions or competitors, or enter into strategic relationships that would enable them to expand their solutions to compete more effectively with our products and services. These parties may have access to larger, installed customer bases and may be able to effectively bundle and cross sell competitive solutions with their other services, which may enable them to compete more effectively or provide them with greater pricing and operating flexibility.

Companies that currently focus on providing solutions to enterprise businesses or small to medium size businesses (SMBs) may seek to expand the offering of their solutions to midmarket customers which would be more directly competitive with the products and services that we offer. New entrants not currently considered to be competitors may also enter the market through acquisitions, partnerships, or strategic relationships.

We often find that we are selling our products and services to potential customers that have not adopted a competing third-party solution and we must be able to convince internal stakeholders that our products and solutions are superior to their existing processes or third-party solutions.

For the reasons mentioned above, we may not be able to compete successfully against our current or future competitors, and this competition could result in the failure of our products and services to continue to achieve or maintain market acceptance, any of which would harm our business, operating results, and financial condition.

We transfer large sums of customer funds daily, and are subject to the risk of errors, which could result in financial losses and damage to our reputation and customer trust.

We processed approximately 53 million transactions for our customers in 2020. We have grown rapidly and seek to continue to grow, and although we maintain risk management processes, our business is always subject to the risk of financial losses as a result of operational errors, software defects, service disruption, third party fraud, employee misconduct, security breaches, credit losses, or other similar actions or errors. Furthermore, for 2018 to 2020, we identified a material weakness in our internal control over financial reporting relating to our reconciliation of funds held for customers. Our remediation efforts are ongoing and there can be no assurance that we will successfully remediate this material weakness in a timely fashion, or at all; further, we may experience additional material weaknesses in the future.

As a provider of AP and payment solutions, we collect and transfer funds on behalf of our customers. Software errors in our platform and operational errors by our employees and business partners may also expose us to losses. Moreover, our trustworthiness and reputation are fundamental to our business. As a provider of cloud- based software for complex back-office financial operations, the occurrence of any operational errors, software defects, service disruption, third party fraud, employee misconduct, security breaches, credit losses or other similar actions or errors on our platform could result in financial losses to our business and our customers, loss of trust, damage to our reputation, or termination of our agreements with strategic partners and accountants, each of which could result in:

o
loss of buyers and suppliers;
o
lost or delayed market acceptance and sales of our products and services;
o
legal claims against us, including warranty and service level agreement claims;
o
regulatory enforcement action;
o
diversion of our resources, including through increased service expenses; and
o
financial concessions, and increased insurance costs.

Although our terms of service generally allocate to our customers the risk of loss resulting from our customers’ errors, omissions, employee fraud, or other fraudulent activity related to their systems, some of our customers may be able to negotiate changes to this position or in some instances we may cover such losses for efficiency or to prevent damage to our reputation, irrespective of fault or our terms of service. Although we maintain insurance to cover losses resulting from our errors and omissions, there can be no assurance that our insurance will cover all losses or our coverage will be sufficient to cover our losses. If we suffer significant losses or reputational harm as a result, our business, operating results, and financial condition could be adversely affected.

We, our strategic partners, our buyers and suppliers, and others who use our services obtain and process a large amount of data. Any real or perceived improper or unauthorized use of, exposure of, disclosure of, or access to such data could harm our reputation as a trusted brand, as well as have a material adverse effect on our business.

We, our strategic partners, our buyers and suppliers, and the third-party vendors and data centers that we use, obtain and process large amounts of data, including confidential information, along with personal and other data related to our buyers and suppliers and their transactions, as well as other data of the counterparties to their payments. We face risks, including financial risks and risks to our reputation as a trusted brand, in the handling and protection of this data, and these risks will increase as our business continues to expand to include new products and technologies.

Cybersecurity incidents and malicious internet-based activity continue to increase generally, and providers of cloud-based services have frequently been targeted by such attacks. These cybersecurity challenges, including threats to our own IT infrastructure or those of our customers or third-party providers, may take a variety of forms ranging from stolen bank accounts, business email compromise, customer employee fraud, supply-chain attacks ,ransomware, account takeover, check fraud, or cybersecurity attacks, to “mega breaches” targeted against cloud-based services and other hosted software, which could be initiated by individual or groups of hackers or sophisticated cyber criminals. A cybersecurity incident or breach could result in disclosure of data and intellectual property, or cause production downtimes and compromised data. We have in the past experienced cybersecurity incidents of limited scale. We may be unable to anticipate or prevent techniques used in the future to obtain unauthorized access or to sabotage systems because they change frequently and often are not detected until after an incident has occurred. As we increase our customer base and our brand becomes more widely known and recognized, third parties may increasingly seek to compromise our security controls or gain unauthorized access to our sensitive corporate information or our customers’ data.

We have administrative, technical, and physical security measures in place, and perform periodic penetration tests of our environment. We additionally have policies and procedures in place to contractually require service providers to whom we disclose data to implement and maintain reasonable privacy and security measures. However, if our protection or security measures or those of the previously mentioned third parties are inadequate or expose vulnerabilities or are breached as a result of third-party action, employee or contractor action or inaction, malfeasance, malware, phishing, hacking attacks, system error, software bugs or defects in our products, trickery, process failure, or otherwise, and, as a result, there is improper disclosure of, or someone obtains unauthorized access to or exfiltrates funds or sensitive information, including personally identifiable information, or PII, on our systems or our partners’ systems, or if we suffer a ransomware or advanced persistent threat attack ,or if any of the foregoing is reported or perceived to have occurred, our reputation and business could be damaged. Recent high-profile security breaches and related disclosures of data by large institutions suggest that the risk of such events is significant, even if privacy protection and security measures are implemented and enforced. If sensitive information is lost or improperly disclosed or threatened to be disclosed, we could incur significant costs associated with remediation and the implementation of additional security measures, and may incur significant liability and financial loss, and be subject to regulatory scrutiny, investigations, proceedings, and penalties.

In addition, if our financial institutions or strategic partners conclude that our systems and procedures are insufficiently rigorous, they could terminate their relationships with us, and our financial results and business could be adversely affected. If there is a breach of the information that we store, we could be liable to our partners for their losses and related expenses. Additionally, if our own confidential business information were improperly disclosed, our business could be materially and adversely affected. A core aspect of our business is the reliability and security of our platform. Any perceived or actual breach of security, regardless of how it occurs or the extent of the breach, could have a significant impact on our reputation as a trusted brand, cause us to lose existing partners or other customers, prevent us from obtaining new partners and other customers, require us to expend significant funds to remedy problems caused by breaches and implement measures to prevent further breaches, and expose us to legal risk and potential liability including those resulting from governmental or regulatory investigations, class action litigation, and costs associated with remediation, such as fraud monitoring and forensics. Any actual or perceived security breach at a company providing services to us or our customers could have similar effects.

While we maintain cybersecurity insurance, our insurance may be insufficient or may not cover all liabilities incurred by such incidents. We also cannot be certain that our insurance coverage will be adequate for data handling or data security liabilities actually incurred, that insurance will continue to be available to us on economically reasonable terms, or at all, or that any insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on our business, including our financial condition, operating results, and reputation.

We earn a substantial portion of our revenue from electronic payment transactions and our growth is dependent upon the continued acceptance, security and adoption of electronic payment types that result in interchange revenue.

We earn a substantial portion of our revenue from VCC and ACH payment transactions paid to suppliers in our network and our growth is dependent upon the continued acceptance, security, and adoption of electronic payment types that result in interchange revenue on the amount of the transactions. During the fiscal year ended December 31, 2020, we earned approximately $109.6 million in revenue from VCC and AvidPay Direct paid through our network.

Although we expect businesses to continue to accept and adopt electronic forms of payment, we do not mandate a specific payment type in our network and the adoption rates of electronic payments in AP transactions could erode or grow more slowly than expected. Suppliers in our network select their preferred method of payment, which may include VCC, ACH, or check, based on their internal business rules, preferences, or perceived value, which may change at any time. Additionally, accounts receivable, or AR, service providers market and sell their AR services to suppliers and groups of supplier types in our network. These service providers may not accept electronic payments and may convert existing suppliers in our network that accept electronic payments to check. Suppliers in our network, and those AR service providers, may, with or without advance notice, prohibit or impose restrictions on the methods we use to provide or deliver electronic payments that we may not be aware of or be able to comply with, seek to negotiate reduced pricing, or charge fees in order to accept electronic payments. Certain industries and verticals are also less inclined to accept electronic forms of payment which may limit our ability to successfully expand into new industries or verticals. We have experienced, and may in the future experience, fluctuations in quarterly revenue resulting from suppliers or AR service providers changing their preferred method of payment in our network or leveraging data to reduce their interchange rates.

The revenue we receive from electronic payment transactions is also dependent upon number of factors, many of which we do not control, including the continued acceptance and adoption by businesses of electronic payments, interchange rates which we expect may decline over time, fees charged by suppliers to accept electronic payments, buyer incentives, and the terms of our commercial agreements with third-party service providers that are involved in the payment process. Widespread adoption of new forms of electronic payments, such as real time payments, could also negatively impact the revenue we receive from electronic payment transactions.

If we lose key members of our team including our Co-Founder and Chief Executive Officer, or if we are unable to attract and retain talent, our business may be harmed.

Our success and future growth depend upon the continued services of our team and other key employees. Our Co-Founder and Chief Executive Officer, Michael Praeger, is critical to our overall strategic direction, our culture, and the development of key products, partnerships and relationships. Our senior management and key employees are employed on an at-will basis. The loss of our chief executive officer, one or more members of our senior management, or other key employees, could harm our business, and we may not be able to find adequate replacements.

To execute our business strategy, we must attract and retain highly qualified personnel. Our headquarters and primary center of employment is in Charlotte, North Carolina. In general, the talent pool in Charlotte may be smaller than in other geographic areas.

Competition for executive officers, software developers and engineers, compliance and risk management personnel, and other key employees in our industry and location is intense and increasing, and we may not be able to attract the talent we need to grow and succeed. We compete with many other companies for software developers with high levels of experience in designing, developing, and managing cloud-based software and payment systems, as well as for skilled legal and compliance and risk operations professionals. The current regulatory environment related to immigration may increase the likelihood that immigration laws may be modified to further limit the availability of H1-B and other visas. If a new or revised visa program is implemented, it may impact our ability to recruit, hire, retain or effectively collaborate with qualified skilled personnel, including in the areas of artificial intelligence and machine learning, and payment systems and risk management, which could adversely impact our business, operating results and financial condition. Many of the companies with which we compete for experienced personnel have greater resources than we do and can frequently offer such personnel substantially greater compensation than we can offer, and may be in geographies perceived by some employees as more desirable. If we fail to identify, attract, develop, and integrate new personnel, or fail to retain and motivate our current personnel, our growth prospects would be adversely affected.

We may not be able to scale our business and technology quickly enough to meet our growth.

As we continue to grow and process additional transactions, and as we sign additional strategic partners, we will need to devote additional resources to improving and maintaining our infrastructure and computer network and integrating with third-party applications to maintain the performance of our platform. In addition, we will need to appropriately scale our internal business systems and our services organization, including customer support, risk and compliance operations, and professional services, to serve our growing customer base.

We have also experienced, and may in the future experience, disruptions, outages and other performance problems that interfere with our customers’ ability to access and use our products and services. These events may be due to a variety of factors, including capacity constraints due to increased use and transaction volumes, legacy infrastructure, architecture, code and processes, and software and human errors. It may become increasingly difficult to maintain and improve the performance of our platform and our products and services especially during peak usage times and as our solutions become more complex.

Any failure of or delay in our efforts to maintain, improve and scale our technology, infrastructure and platform could result in service interruptions, impaired system performance, and reduced customer satisfaction, resulting in decreased sales to new customers, lower renewal rates by existing customers, or requested refunds, all of which could hurt our revenue growth. Even if we are successful in these efforts to scale our business, they will be expensive and complex, and require the dedication of significant management time and attention. We could also face inefficiencies or service disruptions as a result of our efforts to scale our internal infrastructure. We cannot be sure that the expansion and improvements to our internal infrastructure will be effectively implemented on a timely basis, if at all, and such failures could adversely affect our business, operating results, and financial condition.

We may lose existing customers or fail to attract new customers if we are unable to deliver new software, solutions and technology for our platform.

Our success depends on our continued development of new and improved AP automation software and payment solutions and related technology and the continued automation of payments processes. If we are unable to deliver new products or services, or to enhance existing products and services, that achieve market acceptance or if we are unable to integrate technology, products and services that we acquire into our platform, our business could be adversely affected through increased attrition of current customers or slower addition of new customers. We have experienced, and may in the future experience, delays in the planned release dates of enhancements to our platform, and we have discovered, and may in the future discover, errors in new releases after their introduction. Either situation could result in adverse publicity, loss of sales, delay in market acceptance of our platform or customer claims, including, among other things, warranty claims against us, any of which could cause us to lose existing customers or affect our ability to attract new customers.

Interruptions or delays in the services provided by third-party data centers or internet service providers could impair the delivery of our products and services.

We host our products and platform on a hybrid cloud platform leveraging public cloud infrastructure services and co-located infrastructure in datacenter facilities. Public cloud services are provided by Microsoft Azure, and others which include infrastructure as a service and platform as a service technologies. All products utilize resources operated by us through these providers, therefore, we depend on these third parties to protect their data centers against damage or interruption from natural disasters, power or telecommunications failures, criminal acts, and similar events. We have periodically experienced service disruptions in the past, and we cannot assure you that we will not experience interruptions or delays in our service in the future. Many of our core products are run in production from a single data center in Charlotte, North Carolina. If that data center were not available to us due to damage or otherwise, we would have to operate using our disaster recovery plan, as we do not have a fully redundant system for all of our core functions. This could cause substantial disruption in our operations if we were not able to move our main processes in a timely manner to a backup data center. We may also incur significant costs for using alternative equipment or taking other actions in preparation for, or in reaction to, events that damage the data storage services we use.

Although we have disaster recovery plans, any incident affecting their infrastructure that may be caused by fire, flood, severe storm, earthquake, power loss, telecommunications failures, unauthorized intrusion, computer viruses and disabling devices, natural disasters, military actions, terrorist attacks, negligence, and other similar events beyond our control could negatively affect our platform. Any prolonged service disruption affecting our platform for any of the foregoing reasons could damage our reputation with current and potential customers, expose us to liability, cause us to lose customers, or otherwise harm our business. System failures or outages, including any potential disruptions due to significantly increased global demand on certain cloud-based systems during the COVID-19 pandemic, could compromise our ability to perform these functions in a timely manner, which could harm our ability to conduct business or delay our financial reporting.

Our platform is accessed by many customers, often at the same time. As we continue to expand the number of our customers and products available to our customers, we may not be able to scale our technology to accommodate the increased capacity requirements, which may result in interruptions or delays in service. In addition, the failure of data centers, internet service providers, or other third-party service providers to meet our capacity requirements could result in interruptions or delays in access to our platform or impede our ability to grow our business and scale our operations. If our third-party infrastructure service agreements are terminated, or there is a lapse of service, interruption of internet service provider connectivity, or damage to data centers, we could experience interruptions in access to our platform as well as delays and additional expense in arranging new facilities and services.

Moreover, we are currently executing on a long-term strategy to transition to public cloud services completely and decommission on-premise infrastructure hosted in co-located datacenters. As this transition occurs, it is possible that the availability of the platform may be impacted and outages or disruptions may occur. Although we have a disaster recovery program, it does not yet provide full redundancy, so there will be a period of time that our platform will remain shut down while the transition to the back-up data centers take place. We were informed in June 2021 that our current lease for our core data center in Charlotte will terminate in September 2022. We will have to either accelerate our move of our infrastructure to public cloud services, or move the existing data center operations to a new location. Any service disruption affecting our platform during such migration or while operating on the Azure cloud infrastructure could damage our reputation with current and potential customers, expose us to liability, cause us to lose customers, or otherwise harm our business.

Future acquisitions, strategic investments, partnerships, collaborations, or alliances could be difficult to identify and integrate, divert the attention of management, disrupt our business, dilute stockholder value, and adversely affect our operating results and financial condition.

Like we have in the past with our acquisitions of Piracle, Strongroom, Ariett, Entryless, BankTEL, and Core Associates and most recently FastPay, we may in the future seek to acquire or invest in businesses, products, or technologies that we believe could complement or expand our platform, enhance our technical capabilities, or otherwise offer growth opportunities. The pursuit of potential acquisitions may divert the attention of management and cause us to incur various expenses in identifying, investigating, and pursuing suitable acquisitions, whether or not such acquisitions are completed. In addition, we may not successfully identify desirable acquisition targets ,or if we acquire additional businesses, we may not be able to integrate them effectively following the acquisition or effectively manage the combined business following the acquisition. Integration may prove to be difficult due to the necessity of integrating personnel with disparate business backgrounds and accustomed to different corporate cultures.

We also may not achieve the anticipated benefits from any acquired business due to a number of factors, including:

•
inability to integrate or benefit from acquired technologies or services in a profitable manner;
•
unanticipated costs or liabilities, including legal liabilities, associated with the acquisition;
•
difficulties and additional expenses associated with supporting legacy products and hosting infrastructure of the acquired business;
•
difficulty converting the customers of the acquired business into our current and future offerings and contract terms, including disparities in the revenue model of the acquired company;
•
diversion of management’s attention or resources from other business concerns;

•
adverse effects on our existing business relationships with customers, members, or strategic partners as a result of the acquisition;
•
the potential loss of key employees; and
•
use of substantial portions of our available cash to consummate the acquisition.

Acquisitions could result in lower cash reserves, possible dilutive issuances of equity securities or the incurrence of debt, as well as unfavorable accounting treatment. Any such issuances of additional capital stock may cause stockholders to experience significant dilution of their ownership interests and the per share value of our common stock to decline. In addition, a significant portion of the purchase price of any companies we acquire may be allocated to acquired goodwill and other intangible assets, which must be assessed for impairment at least annually. We also may not generate sufficient financial returns to offset the costs and expenses related to any acquisitions. If our acquisitions do not yield expected returns, we may be required to take charges to our results of operations based on this impairment assessment process, and our business, operating results and financial condition may suffer.

Failure to effectively develop and expand our sales and marketing capabilities could harm our ability to increase our base of buyers and suppliers and achieve broader market acceptance of our products.

Our ability to increase our base of buyers and suppliers and achieve broader market acceptance of our platform will depend to a significant extent on our ability to expand our sales and marketing organizations, and to deploy our sales and marketing resources efficiently. We plan to continue expanding our direct sales force as well as our sales force focused on identifying new strategic and indirect sales partners. We also dedicate significant resources to sales and marketing programs. Our business and operating results will be harmed if those efforts do not generate significant increases in revenue. We may not achieve anticipated revenue growth from expanding our sales force if we are unable to hire, develop, integrate, and retain talented and effective sales personnel, if our new and existing sales personnel are unable to achieve desired productivity levels in a reasonable period of time, or if our sales and marketing programs and advertising are not effective.

We are subject to the payment card network rules and our failure to comply with these rules could harm our business.

We use Mastercard branded VCCs exclusively in connection with our VCC payment service and we are subject to payment card network operating rules, including the Payment Card Industry Data Security Standard, or PCI- DSS. The payment card networks set and interpret the card operating rules and could adopt new operating rules or interpret or reinterpret existing rules that we or our processors might find difficult or even impossible to follow, or costly to implement. AvidXchange was not previously PCI-DSS compliant, but recently obtained its PCI-DSS certification. There can be no assurances that AvidXchange will be able to maintain this certification. Failure to maintain this certification, or any prior or future violations of existing or new rules of the payment card network, or increased fees, could result in the revocation of our ability to make payments using VCCs, or such payments could become prohibitively expensive for us or for our customers. If we are unable to make buyer payments to suppliers using VCCs, our business would be adversely affected. We also may seek to introduce other card-related products in the future which may entail additional operating rules.

If we fail to maintain or grow our brand recognition, our ability to expand our base of suppliers and buyers will be impaired and our financial condition may suffer.

We believe that growing the AvidXchange brand is important to supporting continued acceptance of our existing and future solutions, attracting new buyers and suppliers to our platform, and retaining existing buyers and suppliers. We also believe that the importance of brand recognition will increase as competition in our market increases. Successfully maintaining our brand will depend largely on the effectiveness of our marketing efforts, our ability to provide a reliable and useful platform to meet the needs of our customers at competitive prices, our ability to maintain our customers’ trust, our ability to continue to develop new functionality and solutions, and our ability to successfully differentiate our platform. Additionally, our partners’ performance may affect our brand and reputation if customers do not have a positive experience. Brand promotion activities may not generate customer awareness or yield increased revenue. Even if they do, any increased revenue may not offset the expenses we incurred in building our brand. If we fail to successfully promote and maintain our brand, we may fail to attract enough new customers or retain enough existing customers to realize a sufficient return on our brand-building efforts, and our business could suffer.

In connection with our financial statement close process for the year ended December 31, 2020, material weaknesses were identified in the design and operating effectiveness of our internal control over financial reporting. If we fail to develop and maintain effective internal control over financial reporting, we may not be able to accurately and timely report our financial results, which may adversely affect investor confidence in us.

In connection with the preparation of our financial statements for the year ended December 31, 2020, we and our independent registered public accounting firm identified certain control deficiencies in the design of our internal control over financial reporting that constituted material weaknesses as of December 31, 2020. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. Our evaluation was based on the Committee of Sponsoring Organizations of the Treadway Commission (COSO) Internal Control—Integrated Framework (2013). These material weaknesses are as follows:

•
We lack a sufficient complement of personnel with an appropriate level of accounting knowledge, training, and experience to appropriately analyze, record and disclose accounting matters timely and accurately. This material weakness contributed to the following additional material weaknesses:
o
We did not design and maintain effective controls over the accounting for preferred stock transactions.
o
We did not design and maintain effective controls over the preparation and review of the statement of cash flows.

These material weaknesses resulted in material misstatements related to our preferred stock, additional-paid-in-capital accounts, and the classification of cash flows from operating and investing activities as of and for the year ended December 31, 2019, which resulted in the restatement of the 2019 consolidated financial statements, errors identified and corrected in the aforementioned accounts as of and for the periods ended December 31, 2020 and June 30, 2021, and in immaterial misstatements related to our cost of revenues, sales and marketing expense, research and development expense, general and administrative expense, and additional-paid-in-capital accounts, which resulted in the revision of our December 31, 2020 and June 30, 2021 financial statements.

•
We did not design and maintain effective controls to appropriately reconcile cash receipt and disbursement transactions within our treasury operations accounts at the individual transaction level. This material weakness resulted in material misstatements to our treasury operations liability and treasury operations expense accounts and related disclosures for the period ended December 31, 2017 and immaterial misstatements to the aforementioned accounts and disclosures for the periods ended December 31, 2019, 2020 and June 30, 2021.

Additionally, these material weaknesses could result in a misstatement of substantially all of our accounts or disclosures that such material weaknesses could result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. As of the date of this Quarterly Report on Form 10-Q we have taken the following steps as part of our remediation plan.

•
We recently hired a new Controller with extensive knowledge and experience consulting on public company U.S. GAAP and SEC requirements.
•
We have hired additional technical accounting resources with public company experience to assess complex technical accounting and reporting matters, including accounting for preferred stock transactions and preparing and reviewing the statement of cash flows.
•
We have designed review procedures and implemented enhanced processes and controls for the areas impacted by these material weaknesses.

As of the date of this Quarterly Report on Form 10-Q we are in the process of implementing the following steps of our remediation plan.

•
We are in the process of developing a timely, automated, systemic reconciliation of our treasury operations accounts inclusive of IT general controls, utilizing individual source system transactions.
•
We continue to hire additional technical accounting resources with public company experience to enhance our accounting and financial reporting function.
•
We will engage third-party resources to supplement our resources and current processes where needed.
•
We will continue to design and refine adequate review procedures and implement improved processes and controls for the areas impacted by these material weaknesses.

We believe the material weaknesses will be fully remediated in 2022, at which time we believe we will have implemented and tested review controls executed by our newly hired resources. We have incurred certain costs associated with the aforementioned remediation activities completed to date, which are reflected in our historical financial statements, and do not expect to incur material costs related to our remaining remediation efforts.

While we believe these efforts will remediate the material weaknesses, we may not be able to complete our evaluation, testing or any required remediation in a timely fashion, or at all. We cannot assure you that the measures we have taken to date and may take in the future will be sufficient to remediate the control deficiencies that led to the identified material weaknesses in internal control over financial reporting or that the measures will prevent or avoid future material weaknesses. The effectiveness of our internal control over financial reporting is subject to various inherent limitations, including cost limitations, judgments used in decision making, assumptions about the likelihood of future events, the possibility of human error and the risk of fraud. If we are unable to remediate the material weaknesses, our ability to record, process and report financial information accurately, and to prepare financial statements within the time periods required under SEC rules, could be adversely affected. This may in turn adversely affect our reputation and business and the market price of our common stock. In addition, any such failures could result in litigation or regulatory actions by the SEC or other regulatory authorities, loss of investor confidence, delisting of our common stock, and diversion of financial and management resources from the operation of our business.

Customer funds held by us are subject to market, interest rate, credit, and liquidity risks, as well as general political and economic conditions. The loss of these funds could have a material adverse effect on our business, financial condition, and results of operations.

We arrange for funds of our customers, including funds that will be remitted to suppliers, to be held in trust in cash or cash equivalents, and these funds may be invested in highly liquid, investment-grade marketable securities and money market securities from time to time. Nevertheless, our customer fund assets are subject to general market, interest rate, credit, and liquidity risks. These risks may be exacerbated, individually or in aggregate, during periods of heavy financial market volatility. In the event of a financial crisis, such as that experienced in 2008 and such as that which has resulted, or may result, from the COVID-19 pandemic or other similar events, employment levels and interest rates may decrease with a corresponding impact on our business. As a result, we could experience a constriction in the availability of liquidity, which may impact our ability to fulfill our obligations to enable the movement of customer funds to the intended recipients. Additionally, we rely upon certain banking partners and other third parties to originate ACH payments, process checks, execute wire transfers, and issue VCCs, and these banking partners and other third parties could be similarly affected by a liquidity shortage, which may further exacerbate our ability to operate our business. Any material loss of or inability to access customer funds could have an adverse impact on our cash position and results of operations, could require us to obtain additional sources of liquidity, and could have a material adverse effect on our business, financial condition, and results of operations.

We are licensed as a money transmitter (or statutory equivalent) in all U.S. jurisdictions where, to the best of our knowledge, licensure is required for our business. Accordingly, we are subject to direct regulation by the licensing authorities of the jurisdictions where we are licensed. In certain jurisdictions where we operate, we are required to hold eligible liquid assets, as defined by the relevant regulatory authority, equal to at least 100% of the aggregate amount of any outstanding customer liabilities. Our ability to manage and accurately account for the assets underlying our customer funds and comply with applicable liquid asset requirements requires a high level of internal controls. As our business continues to grow and we expand our product offerings, it may be necessary to scale the applicable internal controls. Our success requires significant public confidence in our ability to properly manage our customers’ balances and handle large and growing transaction volumes and amounts of customer funds. Any failure to maintain the necessary controls or to accurately manage our customer funds and the assets underlying our customer funds in compliance with applicable regulatory requirements could result in reputational harm, lead customers to discontinue or reduce their use of our products, and result in significant penalties and fines, up to and including the loss of our state money transmitter licenses, which would materially harm our business.

We depend on banks, bank partners and other third-party service providers to process transactions.

We depend on bank partners and other third-party service providers, including KeyBank, Comdata Inc., Fiserv Solutions and Fidelity Information Services, to process electronic payment transactions and check payments for our customers. We have entered into treasury services agreements and other arrangements with our bank partners and other third-party service providers for payment processing and related services. If these arrangements are terminated for any reason, or if services provided by our bank partners and other third-party service providers are interrupted, we could experience delays, interruptions, and additional costs in processing payments for our customers.

We also depend on third-party service providers for other critical functions, including customer invoicing and scanning solutions. We have entered into service agreements with these third-party service providers for scanning, indexing and related services, and these agreements include significant security, compliance, and operational obligations. If our agreements with the scanning and/or indexing partners are terminated for any reason, we could experience service interruptions as well as delays and additional expenses in arranging for new services.

Our business depends, in part, on our relationships with providers of accounting and ERP solutions.

Our relationships with accounting and ERP solutions partners are integral to our ability to deliver our products and services to our customers. We rely upon their cooperation to develop and maintain integrations between our products and services and their respective solutions. These integrations allow information to be communicated between our products and services and our customers’ accounting systems. These partners may also market and promote our products and services to customers. We may also compete with accounting and ERP solution providers from time to time that have developed or offer third party products and services that are competitive with our products and services.

If our current partners decided instead to design their own AP solutions, that could harm our business.

If we were unable to continue these relationships and add relationships with new accounting and ERP solutions partners, our growth prospects could be negatively impacted by not being able to offer necessary integrations to customers.

Our long-term growth strategy depends, in part, on strategic partnerships and indirect sales partners.

We intend to continue to expand our current strategic partner relationships and to develop new strategic partner relationships to expand our sales and marketing efforts that we believe will allow us to sell and market our services in existing and new markets. Establishing strategic partner relationships, particularly with our financial institution customers and accounting software providers, entails extensive and highly specific upfront sales efforts, with little predictability and various ancillary requirements.

For example, our partners may require us to submit to an exhaustive security audit, given the sensitivity and importance of storing their customer billing and payment data on our platform. As a result, formalizing and maintaining new strategic partner relationships involve a degree of effort and risks that may not be present or that are present to a lesser extent with direct customer sales. With strategic partners, the decision to enter into a relationship with us frequently requires the approval of multiple management personnel and technical personnel. Additionally, sales to strategic partners’ customers may require us to invest more time educating and selling to these potential customers. Purchases of our services by customers of strategic partners are also frequently subject to delays and considerable efforts to negotiate and document relationships with them. Further, we may integrate our platform with our strategic partners’ own websites and apps, which requires significant time and resources to design and deploy both before and after marketing and sales efforts begin. If we are unable to increase sales of our services through strategic partners and to manage the costs associated with these relationships, including without limitation, integrating with their systems and ongoing training for their marketing and sales personnel, our business, financial position, and operating results may be adversely affected.

Our ability to attract new strategic partners may be limited by our commitments to provide our existing strategic partners with certain exclusivity and/or first rights to participate in certain channels or territories. We also may not be able to attract new strategic partners if our potential partners favor our competitors’ products or services over our services or choose to compete with our services directly. Certain of our strategic partners may have the resources and inclination to develop their own solutions to replace ours. Moreover, strategic partners could decide to focus on other market segments. Further, there can be no guarantee that our strategic partners will not choose to terminate their relationships with us for strategic or other reasons. If we are unsuccessful in establishing, growing, or maintaining our relationships with strategic partners, our ability to compete in the marketplace or to grow our revenue could be impaired, and our results of operations may suffer.

The loss of one or more of our key buyers or strategic partners could negatively affect our ability to market our platform.

We rely on our reputation and recommendations from key buyers and strategic partners in order to promote our platform. The loss of any of our key buyers or strategic partners could have a significant impact on our revenues, reputation and our ability to obtain new customers. Some of our key customers have the ability to terminate their existing agreements without cause prior to the expiration of the applicable term. In addition, acquisitions of our buyers could lead to cancellation of our contracts with those customers or by the acquiring companies, thereby reducing the number of our existing and potential customers.

If we cannot maintain our company culture as we grow, we could lose the innovation, teamwork, passion and focus on execution that we believe contribute to our success and our business may be harmed.

We believe that a critical component of our success has been our company culture, which is based on our core values of ensuring customer success, focusing on results and striving for excellence. We have invested substantial time and resources in building our team within this company culture. As we grow and develop the infrastructure of a public company, we may find it difficult to maintain these important aspects of our company culture. If we fail to preserve our culture, our ability to retain and recruit personnel and to effectively focus on and pursue our corporate objectives could be compromised, potentially harming our business.

If we fail to offer high-quality customer support, or if our support is more expensive than anticipated, our business and reputation could suffer.

Both our buyers and suppliers rely on our customer support services to resolve issues and realize the full benefits provided by our products and services. High-quality support is also important for the renewal and expansion of our products and services with existing customers. We primarily provide customer support over chat, email and phone-based support. If we do not help our customers quickly resolve issues and provide effective ongoing support, or if our support personnel or methods of providing support are insufficient to meet the needs of our customers, our ability to retain customers, increase the density of our supplier network and acquire new customers could suffer, and our reputation with existing or potential customers could be harmed.

Uncertain or weakened economic conditions, including as a result of COVID-19, have adversely affected our industry, business and results of operations resulting in a negative impact on new sales.

Our overall performance depends on economic conditions, which may be challenging at various times in the future. Financial developments seemingly unrelated to us or our industry may adversely affect us. Domestic and international economies have from time-to-time been impacted by falling demand for a variety of goods and services, tariffs and other trade issues, threatened sovereign defaults and ratings downgrades, restricted credit, threats to major multinational companies, poor liquidity, reduced corporate profitability, volatility in credit, equity and foreign exchange markets, bankruptcies and overall uncertainty. For example, COVID-19 has created and may continue to create significant uncertainty in global financial markets and the long-term economic impact of COVID-19 is highly uncertain. We cannot predict the timing, strength or duration of the current or any future potential economic slowdown in the United States or globally. These conditions affect the rate of technology spending generally and could adversely affect our customers’ ability or willingness to use our services, delay prospective customers’ purchasing decisions or reduce the value of payments made on our network, any of which could adversely affect our results of operations.

Natural catastrophic events and man-made problems such as power-disruptions, computer viruses, data security breaches, and terrorism may disrupt our business.

Natural disasters or other catastrophic events may cause damage or disruption to our operations, international commerce and the global economy, and thus could harm our business. We have a large employee presence in Charlotte, North Carolina and smaller employee groups in Houston, Texas, Salt Lake City, Utah, Birmingham, Alabama, Columbus, Mississippi, Somerset, New Jersey and Pembroke, Massachusetts, and our primary co-located data center is located in North Carolina. In the event of a major earthquake, hurricane or catastrophic event such as fire, power loss, telecommunications failure, vandalism, cyber-attack, war, or terrorist attack, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in our application development, lengthy interruptions in our products, breaches of data security, and loss of critical data, all of which could harm our business, operating results, and financial condition.

Additionally, as computer malware, viruses, and computer hacking, fraudulent use attempts, phishing attacks, and other data security breaches have become more prevalent, we, and third parties upon which we rely, face increased risk in maintaining the performance, reliability, security, and availability of our solutions and related services and technical infrastructure to the satisfaction of our customers. Any such data security breach related to our network infrastructure or information technology systems or to computer hardware we lease from third parties, could, among other things, harm our reputation and our ability to retain existing customers and attract new customers.

In addition, the insurance we maintain may be insufficient to cover, or may not cover, our losses resulting from disasters, cyber-attacks, or other business interruptions, and any incidents may result in loss of, or increased costs of, such insurance.

The COVID-19 outbreak has materially impacted the U.S. and global economies generally, and our business specifically, and could continue to have a material adverse impact on our business, employees, buyers and suppliers and strategic partners.

The COVID-19 outbreak has materially impacted the U.S. and global economies and could have a material adverse impact on our employees, customers and strategic partners. Beginning in March 2020, the outbreak of COVID-19, caused by a novel strain of the coronavirus became increasingly widespread in the United States and worldwide. During the second half of 2021, infection and hospitalization rates in in the United States have been increasing—in many cases notwithstanding concurrently increasing rates of vaccination— largely due to the emergence of recently discovered variants that are thought to be more contagious (such as the increasingly widespread “Delta variant”). Vaccines for COVID-19 have been developed and are being administered in the United States and globally, however, uncertainty remains regarding the availability and efficient distribution and administration of vaccines as well as long-term vaccine efficacy. Additionally, uncertainty remains regarding vaccine receptivity and, in turn, the extent to which vaccination rates will dictate government-imposed restrictions across the markets in which we transact business.

As a result, many jurisdictions in the United States have implemented, and may in the future implement, measures to try to contain the virus or mitigate the associated harm, such as imposing restrictions on travel, social and business gatherings, schools, and the workplace. Many business establishments have closed or restricted hours or operations due to such government-imposed restrictions. As virus positivity rates fluctuate, we cannot accurately forecast the potential impact of additional outbreaks as government restrictions are relaxed, the impact of further shelter-in-place or other government restrictions that are implemented in response to such outbreaks, or the impact on the ability of our buyers and suppliers to remain in business, each of which could continue to have an adverse impact on our business. Due to the uncertainty of the COVID-19 pandemic, we will continue to assess the situation, including abiding by any government-imposed restrictions, market-by-market.

We are unable to accurately predict the ultimate impact that the COVID-19 pandemic will have on our business on our buyers and suppliers’ operations going forward due to uncertainties that will be dictated by the length of time that the disruptions resulting from the pandemic continue, which will, in turn, depend on the currently unknowable duration and severity of the COVID-19 pandemic, the impact of governmental regulations that might be imposed in response to the pandemic, the effectiveness and wide-spread availability of the vaccine, the speed and extent to which normal economic and operating conditions will resume, and overall changes in consumer behavior.

We also believe that, as a result of these conditions, many buyers have been and may continue to be in the near term reluctant to invest in the purchase and implementation of our products and services, which has had a negative impact on new sales and has led to longer sales cycles. These trends have made it more difficult for us to acquire new buyers and have led to greater uncertainty around the timing and likelihood of closing new sales opportunities that we have already devoted meaningful time and resources to, adversely impacting our future revenue. We also expect that the severity and timing of the impact from the pandemic, together with any associated recovery, will vary by industry and may disproportionately impact certain vertical industries and sub- industry markets that we serve today, including those where we have a significant number of customers such as real estate, home owner associations and financial services.

In response to the outbreak, our company shifted to a work-from-home environment in accordance with its business continuity policy. Although we have re-opened most of our office locations, and have invited our employees to return to the office, our return to the office poses additional risks and operational challenges for us. The re-opening of our offices has and may continue to require us to make material investments in the design, implementation and enforcement of new workplace safety protocols. Additionally, any incidents of actual or perceived transmission may require us to temporarily close an impacted office, disrupt our operations, expose us to liability from employee claims, adversely impact employee productivity and morale, and even result in negative publicity and reputational harm. Furthermore, it is possible that local authorities could impose stay at home orders in jurisdictions where we have opened our offices, which would require us to close our offices once again and resume remote operations. Even if we follow what we believe to be best practices, it is unlikely that our measures will completely prevent the transmission of COVID-19 between workers and, because governmental restrictions and positivity rates vary by jurisdiction, to the extent the jurisdictions in which we transact business are subject to relatively strict restrictions, COVID-19could disproportionately adversely affect our operations relative to our competitors.

In response to the outbreak, we also modified existing business practices particularly around employee travel and the cancellation of physical participation in meetings and other activities including sales events, tradeshows, and conferences, including our annual customer conference. We believe we are effective at marketing and selling our products in person, and the inability to participate at in person events may limit our lead generation, marketing and selling efforts. Although we are attempting to resume in-person business activities, including participation at sales events, tradeshows, and conferences, there can be no assurance if and when such efforts will be successful or, even if they recommence in full, whether subsequent outbreaks will result in future shelter-in-place or other government restrictions adversely impacting these sales channels.

The COVID-19 pandemic may also continue to adversely impact our employees and our productivity and the operations of our customers and our strategic partners. The disruption caused by the pandemic may negatively impact our ability to meet customer demand and our revenue and profit margins and we may experience delays or changes in customer demand, particularly if customer funding priorities change.

In addition, the disruption and volatility in the global and domestic capital markets caused by the pandemic may increase the cost of capital and limit our ability to access capital.

Both the health and economic aspects of the pandemic are highly fluid and the future course of each is uncertain. For these reasons and other reasons that may come to light if the COVID-19 pandemic and associated protective or preventative measures expand, we may experience a material adverse impact on our business operations, revenues and financial condition; however, its ultimate impact is highly uncertain and subject to change.

Our risk management efforts may not be effective to prevent fraudulent activities by our customers or their counterparties or third parties, which could expose us to material financial losses and liability and otherwise harm our business.

We offer products and services, including software, that digitize and automate back-office financial operations for a large number of buyers and execute payments to their suppliers. We are responsible for verifying the identity of our buyers and their users, and monitoring transactions for fraud. We and our buyers and our suppliers have been in the past, and will continue in the future to be, targeted by parties who seek to commit acts of financial fraud using techniques such as stolen identities and bank accounts, compromised business email accounts, employee or insider fraud, account takeover, false applications, and check fraud. We may suffer losses from acts of financial fraud committed by our buyers and suppliers and their users, our employees or third-parties.

The techniques used to perpetrate fraud on our platform are continually evolving. In addition, when we introduce new products and functionality, or expand existing products, we may not be able to identify all risks created by the new products or functionality. Our risk management policies, procedures, techniques, and processes may not be sufficient to identify all of the risks to which we are exposed, to enable us to prevent or mitigate the risks we have identified, or to identify additional risks to which we may become subject in the future. Furthermore, our risk management policies, procedures, techniques, and processes may contain errors or our employees or agents may commit mistakes or errors in judgment as a result of which we may suffer large financial losses. The software-driven and highly automated nature of our platform could enable criminals and those committing fraud to steal significant amounts of money from businesses like ours. As greater numbers of customers use our platform, our exposure to material risk losses from a single customer, or from a small number of customers, will increase.

Our current business and anticipated growth will continue to place significant demands on our risk management efforts, and we will need to continue developing and improving our existing risk management infrastructure, policies, procedures, techniques, and processes. As techniques used to perpetrate fraud on our platform evolve, we may need to modify our products or services to mitigate fraud risks. As our business grows and becomes more complex, we may be less able to forecast and carry appropriate reserves in our books for fraud related losses.

Further, these types of fraudulent activities on our platform can also expose us to civil and criminal liability, governmental and regulatory sanctions as well as potentially cause us to be in breach of our contractual obligations to our third-party partners and buyers or suppliers.

Our estimates of market opportunity and forecasts of market growth may prove to be inaccurate, and even if the market in which we compete achieves the forecasted growth, our business could fail to grow at similar rates as we could fail to capture the market share that we anticipate.

Market opportunity estimates and growth forecasts are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. Our estimates and forecasts relating to the size and expected growth of our market may prove to be inaccurate. Even if the market in which we compete meets our size estimates and forecasted growth, our business could fail to grow at similar rates or we could fail to secure the portion of market share we expect.

Our business, which includes payment services, is subject to extensive government regulation and oversight. Our failure to comply with extensive, complex, overlapping, and frequently changing rules, regulations, and legal interpretations could materially harm our business and noncompliance with such laws can subject us to criminal and civil liability.

Financial Services Regulation

In addition to the regulatory regimes described elsewhere, the local, state, and federal laws, rules, regulations, licensing schemes, and industry standards that govern our payment services include, or may in the future include, those relating to banking, invoicing, cross-border and domestic money transmission, foreign exchange, payment processing and settlement services, and escheatment. These laws, rules, regulations, licensing schemes, and industry standards are enforced by multiple authorities and governing bodies in the United States, including federal regulators, self-regulatory organizations, and numerous state and local authorities.

As a licensed money transmitter in various U.S. states and territories, we are subject to a range of restrictions and ongoing compliance obligations under the money transmitter statutes(or their equivalent) administered by the banking departments of the various U.S. states and territories, including requirements with respect to the investment of customer funds, financial recordkeeping and reporting, reconciliation of customer funds, bonding, minimum capital, disclosure, and inspection, audit or examination by regulatory authorities concerning various aspects of our business. In a number of cases, evaluation of our compliance efforts depends on regulatory interpretations that could change over time. In the past, regulators have identified violations or alleged violations of certain statutory and regulatory regimes, and we have been subject to fines, a state consent order and financial penalties by state regulatory authorities due to their interpretation and application of their respective state money transmitter regime to our business model.

In the future, as a result of the financial services regulations applicable to our business, we will be subject to routine examinations by state and federal regulatory authorities; any identified violations or non-compliance during the course of such examinations could subject us to liability, including governmental fines, restrictions on our business, or other similar enforcement actions, and we could be forced to cease conducting certain aspects of our business with residents of certain jurisdictions, be forced to change our business practices in certain jurisdictions, or be required to obtain additional licenses, regulatory approvals, or other similar authorizations. We cannot make any assurances that we will be able to obtain or maintain any such licenses, regulatory approvals, and other similar authorizations, and there could be substantial costs and potential product changes involved in maintaining any such licenses, approvals, or other similar authorizations, which could have a material adverse effect on our business. In addition, there are substantial costs involved in maintaining and renewing those licenses, regulatory approvals, and other similar authorizations that we currently hold, and we could be subject to fines or other enforcement action if we are found to violate the various requirements applicable to us in connection with maintaining the same. These factors could impose substantial additional costs on us, involve considerable delay to the development or provision of our products or services to our customers, require significant and costly operational changes, or prevent us from providing our products or services in any given market.

Governmental authorities may impose new or additional rules on money transmission, including regulations that:

•
prohibit, restrict, and/or impose taxes or fees on money transmission transactions in, to or from certain countries or with certain governments, individuals, or entities;
•
impose additional customer identification and customer due diligence requirements;
•
impose additional reporting or recordkeeping requirements, or require enhanced transaction monitoring;
•
limit the types of entities capable of providing money transmission services, or impose additional licensing or registration requirements;
•
impose higher minimum capital or other financial requirements;
•
limit or restrict the revenue that may be generated from money transmission, including revenue from interest earned on customer funds, transaction fees, and revenue derived from foreign exchange;
•
require enhanced disclosures to our money transmission customers;
•
require the principal amount of money transmission originated in a country to be invested in that country or held in trust until paid;
•
limit the number or principal amount of money transmission transactions that may be sent to or from a jurisdiction, whether by an individual or in the aggregate;
•
restrict or limit our ability to process transactions using centralized databases, for example, by requiring that transactions be processed using a database maintained in a particular country or region; or
•
impose other requirements in furtherance of their missions.

Other Regulation

Our success and increased visibility may result in increased regulatory oversight and enforcement and more restrictive rules and regulations that apply to our business. We are subject to a wide variety of local, state and federal laws, rules, regulations, licensing schemes, and industry standards in the United States, which govern numerous areas important to our business; we will likely become subject to additional laws, rules, regulations, licensing schemes, and industry standards in other jurisdictions if we expand our operations internationally in the future. In addition to those laws and regulations described elsewhere, our business is also subject to, without limitation, rules and regulations applicable to: securities, labor and employment, immigration, competition, data usage and marketing and communications practices. These are subject to change, including by means of legislative action and/or executive orders and by way of evolving interpretations and application of existing statutory and regulatory regimes by the applicable regulatory authorities. Thus, it may be difficult to predict how these changes will apply to our business and the way we conduct our operations, particularly as we introduce new products and services and expand into new jurisdictions. We may not be able to respond quickly or effectively to regulatory, legislative, or other developments, which, in turn, may impair our ability to offer our existing or planned features, products, and services and/or increase our cost of doing business.

Although we have a compliance program focused on the laws, rules, regulations, licensing schemes, and industry standards that we have determined apply to our business, and although we continue to prioritize investments in this program, we can make no assurances that our employees or contractors will not violate such laws, rules, regulations, licensing schemes, and industry standards. Any failure or perceived failure to comply with existing or new laws, rules, regulations, licensing schemes, or industry standards (including as a result of any changes to the interpretation or application of the same), may:

•
subject us to significant fines, penalties, criminal and civil lawsuits, license suspension or revocation, forfeiture of significant assets, audits, inquiries, whistleblower complaints, adverse media coverage, investigations, and enforcement actions in one or more jurisdictions by federal, state, local or foreign regulators, state attorneys general, or private plaintiffs who may be acting as private attorneys general pursuant to various applicable federal, state, and local laws;
•
result in additional compliance and licensure requirements;
•
increase regulatory scrutiny of our business; and
•
restrict our operations and force us to change our business practices or compliance program, make product or operational changes, or delay planned product launches or improvements.

The complexity of U.S. federal and state regulatory and enforcement regimes, coupled with the scope of any future international operations and the evolving regulatory environment, could result in a single event giving rise to many overlapping investigations and legal and regulatory proceedings by multiple government authorities in different jurisdictions.

Any of the foregoing could, individually or in the aggregate, harm our reputation as a trusted provider, damage our brands and business, cause us to lose existing customers, prevent us from obtaining new customers, require us to expend significant funds to remedy problems caused by violations and to avoid further violations, expose us to legal or regulatory risk and potential liability, and adversely affect our results of operations and financial condition.

We are subject to governmental regulation and other legal obligations related to privacy, data protection, and information security, and our actual or perceived failure to comply with such obligations could harm our business, by resulting in litigation, fines, penalties, or adverse publicity and reputational damage that may negatively affect the value of our business and decrease the value of our common stock. Compliance with such laws could also result in additional costs and liabilities to us or inhibit sales of our products.

Our buyers and other users store personal and business information, financial information and other sensitive information on our platform. In addition, we receive, store, and process personal and business information and other data from and about actual and prospective customers and users, in addition to our employees and service providers. Our handling of data may subject us to a variety of laws and regulations, including regulation by various government agencies. Our data handling also is subject to contractual obligations and industry standards.

The U.S. federal and various state and foreign governments have adopted or proposed limitations on the collection, distribution, use, and storage of data relating to individuals and businesses, including the use of contact information and other data for marketing, advertising, and other communications with individuals and businesses. In the United States, various laws and regulations apply to the collection, processing, disclosure, and security of certain types of data. The laws and regulations relating to privacy and data security are evolving, can be subject to significant change, and may result in ever-increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions. Additionally, the scope and interpretation of the laws that are or may be applicable to us are often uncertain and may be conflicting, as a result of the rapidly evolving regulatory framework for privacy issues worldwide.

Any failure or perceived failure by us to comply with laws, regulations, policies, legal, or contractual obligations, industry standards, or regulatory guidance relating to privacy or data security, may result in governmental investigations and enforcement actions, litigation, fines and penalties, or adverse publicity, and could cause our customers and partners to lose trust in us, which could have an adverse effect on our reputation and business. We expect that there will continue to be new proposed laws, regulations, and industry standards relating to privacy, data protection, marketing, consumer communications, and information security, and we cannot determine the impact such future laws, regulations, and standards may have on our business. Future laws, regulations, standards, and other obligations or any changed interpretation of existing laws or regulations could impair our ability to develop and market new functionality, use particular forms of data, and maintain and grow our customer base and increase revenue. Future restrictions on the collection, use, sharing, or disclosure of data, or additional requirements for express or implied consent of our customers, partners, or end users for the use and disclosure of such information could require us to incur additional costs or modify our platform, possibly in a material manner, and could limit our ability to develop new functionality.

As we expand into new jurisdictions, the number of foreign laws, rules, regulations, licensing schemes, and industry standards governing our business will expand. In addition, as we expand our business and develop new products and services, we may become subject to additional laws, rules, regulations, licensing schemes, and industry standards. We may not always be able to accurately predict the scope or applicability of certain laws, rules, regulations, licensing schemes, or industry standards to our business, particularly as we expand into new areas of operations, which could have a significant negative effect on our existing business and our ability to pursue future plans.

We are subject to governmental laws and requirements regarding economic and trade sanctions, export controls, anti-money laundering, and counter-terror financing that could impair our ability to compete in international markets or subject us to criminal or civil liability if we violate them.

Although we currently only operate in the United States, in the future, we may seek to expand internationally. In that case, we would become subject to additional laws and regulations, and would need to implement new controls to comply with applicable laws and regulations. We are required to comply with U.S. export control and economic and trade sanctions administered by the U.S. Department of the Treasury’s Office of Foreign Assets Control, or OFAC. We have implemented policies and procedures designed to ensure compliance with these regulations and requirements, as well as similar requirements in other jurisdictions, to the extent applicable. However, we cannot assure you that such policies and procedures will effectively prevent violations of these laws in the future. If we fail to comply with applicable export control and economic and trade sanctions laws, we could be subject to fines or other enforcement actions, which could adversely affect our business. We are also subject to various anti-money laundering, or AML, and counter-terrorist financing laws and regulations around the world that prohibit, among other things, our involvement in transferring the proceeds of criminal activities. In the United States, most of our services are subject to AML laws and regulations, including the Bank Secrecy Act of 1970, as amended by the USA PATRIOT Act of 2001, and its implementing regulations, or collectively, the BSA, and other similar laws and regulations. The BSA, among other things, requires money transmitters to develop and implement risk-based AML programs, to report large cash transactions and suspicious activity, and, in some cases, to collect and maintain information about customers who use their services and maintain other transaction records. Regulators in the U.S. and globally continue to increase their scrutiny of compliance with these obligations, which may require us to further revise or expand our compliance program, including the procedures we use to verify the identity of our customers and to monitor transactions on our system, including payments to persons outside of the United States. Regulators regularly re-examine the transaction volume thresholds at which we must obtain and keep applicable records or verify identities of customers, and any change in such thresholds could result in greater costs for compliance. Regulators and third-party auditors have identified gaps in our AML program, and we could be subject to potentially significant fines, penalties, inquiries, audits, investigations, enforcement actions, and criminal and civil liability if such gaps are not sufficiently remediated or our AML program is found to violate the BSA by a regulator.

We are subject to anti-corruption, anti-bribery, and similar laws, and non-compliance with such laws can subject us to criminal or civil liability and harm our business and reputation.

We are subject to the U.S. Foreign Corrupt Practices Act, or the FCPA, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, and other anti-corruption and anti-bribery laws and regulations in any non-U.S. jurisdictions in which we do business. These laws generally prohibit companies, their employees, and their third-party intermediaries from promising, authorizing, making, offering, or providing, directly or indirectly, anything of value to foreign government officials or commercial partners for the purpose of obtaining or retaining business or securing an improper business advantage. These laws also require that we keep accurate books and records and maintain internal controls and compliance procedures designed to prevent any such actions.

As we increase our international business, our risks under these laws may increase. Although we currently only maintain operations in the United States, as we increase our international cross-border business and expand operations abroad, we may engage with business partners and third-party intermediaries to market our services and to obtain necessary permits, licenses, and other regulatory approvals. In addition, we or our third-party intermediaries may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities. We can be held liable for the corrupt or other illegal activities of these third- party intermediaries, our employees, representatives, contractors, partners, and agents, even if we do not explicitly authorize such activities; and we cannot assure that all of our employees and agents will comply with applicable anti-corruption and anti-bribery laws and internal policies.

Detecting, investigating, and resolving actual or alleged violations of anti-corruption laws can require a significant diversion of time, resources, and attention from senior management. In addition, noncompliance with anti-corruption or anti-bribery laws could subject us to whistleblower complaints, investigations, sanctions, settlements, prosecution, enforcement actions, fines, damages, other civil or criminal penalties, injunctions, suspension or debarment from contracting with certain persons, reputational harm, adverse media coverage, and other collateral consequences. If any subpoenas are received or investigations are launched, or governmental or other sanctions are imposed, or if we do not prevail in any possible civil or criminal proceeding, our business, results of operations, financial condition, and growth prospects could be materially harmed. In addition, responding to any action will likely result in a materially significant diversion of management’s attention and resources and significant defense costs and other professional fees.

Indemnity provisions in various agreements potentially expose us to substantial liability for intellectual property infringement, data protection, and other losses.

Our agreements with partners and certain customers may include indemnification provisions under which we agree to indemnify them for losses suffered or incurred as a result of claims of intellectual property infringement, data protection, damages caused by us to property or persons, or other liabilities relating to or arising from our platform or other contractual obligations. Some of these indemnity agreements provide for uncapped liability and some indemnity provisions survive termination or expiration of the applicable agreement. Large indemnity payments could harm our business, operating results, and financial condition. Although we normally limit our liability with respect to such obligations in our contracts with direct customers and with customers acquired through our accounting firm partners, we may still incur substantial liability, and we may be required to cease use of certain functions of our platform or products, as a result of IP-related claims. Any dispute with a customer with respect to these obligations could have adverse effects on our relationship with that customer and other existing or new customers, and harm our business and operating results. In addition, although we carry insurance, our insurance may not be adequate to indemnify us for all liability that may be imposed, or otherwise protect us from liabilities or damages with respect to claims alleging compromises of customer data, and any such coverage may not continue to be available to us on acceptable terms or at all.

We could be required to collect additional sales taxes or be subject to other tax liabilities that may increase the costs our customers would have to pay for our offerings and adversely affect our operating results.

The vast majority of states have considered or adopted laws that impose tax collection obligations on out-of-state companies. States where we have nexus may require us to calculate, collect, and remit taxes on sales in their jurisdiction. Additionally, the Supreme Court of the U.S. ruled in South Dakota v. Wayfair, Inc. et al ("Wayfair") that online sellers can be required to collect sales and use tax despite not having a physical presence in the buyer’s state. In response to Wayfair, or otherwise, states or local governments may enforce laws requiring us to calculate, collect, and remit taxes on sales in their jurisdictions. We may be obligated to collect and remit sales and use tax in states in which we have not historically collected and remitted sales and use tax. A successful assertion by one or more states requiring us to collect taxes where we historically have not or presently do not do so could result in substantial tax liabilities, including taxes on past sales, as well as penalties and interest. The imposition by state governments or local governments of sales tax collection obligations on out-of-state sellers could also create additional administrative burdens for us, put us at a perceived competitive disadvantage if they do not impose similar obligations on our competitors, and decrease our future sales, which could adversely affect our business and operating results.

Our ability to use our net operating losses, or NOLs, to offset future taxable income may be subject to certain limitations.

As of December 31, 2020, we had federal and state NOL carryforwards of approximately $338.8 million and $314.8 million, respectively. The federal NOLs include $141.6 million that may be used to offset up to 100% of future taxable income and the federal and state NOLs will begin to expire in the calendar year 2021, unless previously utilized. The NOL carryforwards subject to expiration could expire unused and be unavailable to offset future income tax liabilities.

Under the Tax Cuts and Jobs Act, or the Tax Act, as modified by the Coronavirus Aid, Relief and Economic Security Act, or CARES Act, federal NOLs incurred in taxable years beginning after December 31, 2017 may be carried forward indefinitely, but the deductibility of such federal NOLs in taxable years beginning after December 31, 2020 is limited to 80% of taxable income in such years. There is variation in how states have responded and may continue to respond to the Tax Act and CARES Act.

Separately, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. Similar rules may apply under state tax laws. We may have experienced such ownership changes in the past, and we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which are outside of our control. We have not conducted any studies to determine if our NOLs could be subject to limitation as a result of our IPO or any other such changes in ownership. For these reasons, our ability to utilize our NOL carryforwards and other tax attributes to reduce future tax liabilities may be limited, which would have a material adverse effect on our cash flows and results of operations.

Changes in our effective tax rate or tax liability may adversely affect our operating results.

Our effective tax rate could increase due to several factors, including:

•
changes in the relative amounts of income before taxes in the various jurisdictions in which we operate due to differing statutory tax rates in various jurisdictions;
•
changes in tax laws, tax treaties, and regulations or the interpretation of them, including the Tax Act;
•
changes to our assessment about our ability to realize our deferred tax assets that are based on estimates of our future results, the prudence and feasibility of possible tax planning strategies, and the economic and political environments in which we do business; and
•
the outcome of current and future tax audits, examinations, or administrative appeals, including limitations or adverse findings regarding our ability to do business in some jurisdictions.

Any of these developments could adversely affect our operating results.

Any future litigation against us could be costly and time consuming to defend.

We may become subject to legal proceedings and claims that arise in the ordinary course of business, such as claims brought in connection with intellectual property disputes, claims brought by our customers in connection with commercial disputes, employment claims made by our current or former employees, or claims for reimbursement following misappropriation of customer funds or data.

The software industry is characterized by the existence of many patents, copyrights, trademarks, trade secrets, and other intellectual and proprietary rights. Companies in the software industry are often required to defend against litigation claims based on allegations of infringement or other violations of intellectual property rights. Our technologies may not be able to withstand any third-party claims against their use. In addition, many companies have the capability to dedicate substantially greater resources to enforce their intellectual property rights and to defend claims that may be brought against them. If a third party is able to obtain an injunction preventing us from accessing such third-party intellectual property rights, or if we cannot license or develop alternative technology for any infringing aspect of our business, we would be forced to limit or stop sales of our software or cease business activities related to such intellectual property. Any inability to license third-party technology in the future would have an adverse effect on our business or operating results and would adversely affect our ability to compete. We may also be contractually obligated to indemnify our customers in the event of infringement of a third party’s intellectual property rights.

Lawsuits are time-consuming and expensive to resolve and they divert management’s time and attention. Although we carry insurance, our insurance may not cover certain future claims, may not provide sufficient payments to cover all the costs to resolve one or more such claims, and might not continue to be available on terms acceptable to us. A claim brought against us that is uninsured or underinsured could result in unanticipated costs, thereby reducing our operating results and leading analysts or potential investors to reduce their expectations of our performance, which could reduce the trading price of our stock.

We cannot predict the outcome of lawsuits and cannot assure you that the results of any such actions will not have an adverse effect on our business, operating results, or financial condition.

Our 2019 Credit Agreement provides our lenders with a first-priority lien against substantially all of our and our subsidiaries’ assets and personal property, and contains financial covenants and other restrictions on our and our subsidiaries’ actions, which could limit our operational flexibility and otherwise adversely affect our financial condition.

Our 2019 Credit Agreement restricts our and our subsidiaries’ ability to, among other things (in each case, subject to certain exceptions based on dollar caps or other conditions):

•
incur additional indebtedness;
•
use our and our subsidiaries’ assets as security in other borrowings or transactions or otherwise incur liens upon our and our subsidiaries’ assets and property, including without limitation, accounts receivable, whether now owned or hereafter acquired, or any income or profits therefrom;
•
enter into other agreements that restrict the creation or assumption of liens upon our and our subsidiaries’ properties or assets;
•
enter into other agreements that restrict our subsidiaries’ ability to (i) make dividend payments or certain distributions to us, (ii) repay our subsidiaries’ indebtedness owed to us, (iii) make loans or advances to us, or (iv) transfer property or assets to us;
•
declare dividends or make certain distributions;

•
redeem or repurchase common and preferred capital stock or make payments to retire outstanding warrants, options or other rights to acquire capital stock, in each case;
•
prepay indebtedness (other than indebtedness under, and in connection with, the 2019 Credit Agreement);
•
make purchases or acquisitions of equity interests or assets (including, without limitation, accounts receivable) of other persons or legal entities, or make other investments, including, without limitation, investments in our real estate subsidiary, AFV Holdings One, Inc., a North Carolina corporation, joint ventures and foreign subsidiaries (if any);
•
make loans, advances or capital contributions to other persons or legal entities;
•
undergo a merger or consolidation or liquidation or dissolution or other transactions;
•
sell, lease or sublease (as lessor or sublessor), enter into a sale and leaseback with respect to, assign, convey, transfer, license or otherwise dispose of, our or our subsidiaries’ businesses, assets, capital stock or other properties;
•
enter into transactions (including the purchase, sale, lease or exchange of any property or the rendering of any service) with any holder of 5% or more of any class of our or our subsidiaries’ capital stock or with any other affiliate of ours or other affiliate of any such holder;
•
engage in new businesses, other than our primary B2B payments business;
•
amend our and our subsidiaries’ organizational documents; and
•
amend, terminate, or waive any provision of certain of our and our subsidiaries’ material contracts.

Our 2019 Credit Agreement also contains certain financial covenants that prohibit us from (i) allowing our and our subsidiaries’ ratio of total debt to recurring revenue (i.e., our Consolidated Recurring Revenue Ratio, as defined in the 2019 Credit Agreement) as of the end of each fiscal quarter to be in excess of prescribed maximums, (ii) allowing our and our subsidiaries’ balance of unrestricted cash-on-hand in the United States less our usage of the revolving credit and letter of credit capacity under our 2019 Credit Agreement to be less than the prescribed minimum and (iii) allowing our and our subsidiaries’ segregated cash and cash equivalents balance required to be maintained pursuant to applicable financial services laws (i.e., our Client Funds Coverage Amount, as defined in the 2019 Credit Agreement) to be in excess of the prescribed maximums under a prescribed formula. Our ability to comply with these and other covenants is dependent upon several factors, some of which are beyond our control.

Our or our subsidiaries’ failure to comply with the covenants or payment requirements, or the occurrence of other events specified in our 2019 Credit Agreement, could result in an event of default under the 2019 Credit Agreement, which would give our lenders, in addition to other rights and remedies, the right to terminate their commitments to provide additional loans under the 2019 Credit Agreement and to declare all outstanding loans, together with accrued and unpaid interest and fees and any other outstanding amounts, to be immediately due and payable. In addition, we and our subsidiaries have granted our lenders under the 2019 Credit Agreement first-priority liens against substantially all of our and our subsidiaries’ assets and property as collateral. If the debt under our 2019 Credit Agreement was to be accelerated, we might not have sufficient cash on hand or be able to sell sufficient collateral to repay the obligations then due. In such event, the lenders under our 2019 Credit Agreement would have the right to, among other remedies, enforce liens against our and our subsidiaries assets and property and seek other judicial and non-judicial enforcement of their rights, any or all of which would likely have an immediate adverse effect on our business and operating results.

If we are unable to effectively document or perfect our ownership over our proprietary technology and intellectual property, our ability to protect our proprietary rights against third parties might be adversely affected.

Historically, we have developed our proprietary technology and other intellectual property both internally, through development by our employees and consultants, and externally, through engaging third party developers in the United States and abroad. We generally enter into confidentiality and invention assignment agreements with such employees, consultants and third party developers with the expressed intention that we own all proprietary rights in all applicable technology and intellectual property developed during the relationship. However, it is possible that these agreements may not have been properly entered into on every occasion with the applicable counterparty, and if one of these agreements were found to be defective under applicable law, it may not have effectively granted ownership of certain technology or other intellectual property to us. In such an event, there would be a risk that the applicable counterparty would not be available to (or would not be willing to) assist us in perfecting our ownership of the technology or intellectual property, which may have an adverse effect on our ability to protect our proprietary rights over such technology and intellectual property.

If we are unable to obtain necessary or desirable third-party technology licenses, our ability to develop platform enhancements may be impaired.

We utilize commercially available off-the-shelf technology in the development of our products and services. As we continue to introduce new features or improvements to our products and services, we may be required to license additional technologies from third parties. These third-party licenses may be unavailable to us on commercially reasonable terms, if at all. If we are unable to obtain necessary third-party licenses, we may be required to obtain substitute technologies with lower quality or performance standards, or at a greater cost, any of which could harm the competitiveness of our platform and our business. In the future, we could be required to seek licenses from third parties in order to continue offering our products and services or to develop enhancements to our technology, which licenses may not be available on terms that are acceptable to us, or at all. Our inability to use third-party software could result in disruptions to our business, or delays in the development of future offerings or enhancements of existing offerings, which could impair our business, financial condition, and results of operations.

We use open-source software in our products, which could subject us to litigation or other actions.

We use open-source software in the development of our products and services. From time to time, there have been claims challenging the ownership of open-source software against companies that incorporate it into their products. As a result, we could be subject to lawsuits by parties claiming ownership of what we believe to be open-source software. Litigation could be costly for us to defend, have a negative effect on our operating results and financial condition, or require us to devote additional research and development resources to change our products. In addition, if we were to combine our proprietary software products with open-source software in a certain manner under certain open-source licenses, we could be required to release the source code of our proprietary software products. If we inappropriately use or incorporate open-source software subject to certain types of open-source licenses that challenge the proprietary nature of our products, we may be required to re-engineer such products, discontinue the sale of such products, or take other remedial actions.

If our technology and other proprietary rights are not adequately protected to prevent use or appropriation by our competitors, the value of our brand and other intangible assets may be diminished, and our business may be adversely affected.

We rely and expect to continue to rely on a combination of confidentiality and license agreements with our employees, consultants and third parties with whom we have relationships, as well as trademark, copyright, patent and trade secret protection laws, to protect our proprietary rights. We may also seek to enforce our proprietary rights through court proceedings or other legal actions. We have filed and we expect to file from time to time for trademark, copyright and patent applications. However, the steps we take to protect our intellectual property rights may be inadequate. We make business decisions about when to seek patent protection for a particular technology and when to rely upon trade secret protection, and the approach we select may ultimately prove to be inadequate. For example, we have not historically prioritized seeking patent protections for our technology and therefore we may have limited capacity to assert proprietary rights against third parties that may offer similar products, services or functionality. Even in cases where we seek patent protection, we cannot assure that the resulting patents will effectively protect every significant feature of our solutions and any U.S. or other patents issued to us may not be sufficiently broad to protect our proprietary technologies. Specifically, there can be no guarantee that others will not independently develop similar products, duplicate any of our solutions or design around our patents, or adopt similar or identical brands for competing platforms or technology. Furthermore, legal standards relating to the validity, enforceability and scope of protection of intellectual property rights are uncertain. Therefore, our registration applications may not be approved, third parties may challenge any copyrights, patents or trademarks issued to or held by us, third parties may knowingly or unknowingly infringe our intellectual property rights, and we may not be able to prevent infringement or misappropriation without substantial expense to us. If the protection of our intellectual property rights is inadequate to prevent use or misappropriation by third parties, the value of our brand, content, and other intangible assets may be diminished.

Further, intellectual property law, including statutory and case law, particularly in the United States, is constantly developing, and any changes in the law could make it harder for us to enforce our rights. In addition, we believe that the protection of our trademark rights is an important factor in product recognition, protecting our brand and maintaining goodwill. If we do not adequately protect our rights in our trademarks from infringement and unauthorized use, any goodwill that we have developed in those trademarks could be lost or impaired, which could harm our brand and our business. Failure to protect our domain names could also adversely affect our reputation and brand and make it more difficult for subscribers to find our products and services. We may be unable, without significant cost or at all, to prevent third parties from acquiring domain names that are similar to, infringe upon or otherwise decrease the value of our trademarks and other proprietary rights.

We enter into confidentiality and invention assignment agreements with our employees and consultants and enter into confidentiality agreements with the parties with whom we have strategic relationships and business alliances. No assurance can be given that these agreements will be effective in controlling access to and distribution of our proprietary information. Further, these agreements do not prevent our competitors or partners from independently developing technologies that are substantially equivalent or superior to our platform.

In order to protect our intellectual property rights, we may be required to spend significant resources to monitor and protect these rights. Litigation may be necessary in the future to enforce our intellectual property rights and to protect our intellectual property. Litigation brought to protect and enforce our intellectual property rights could be costly, time-consuming and distracting to management and could result in the impairment or loss of portions of our intellectual property. Furthermore, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims and countersuits attacking the validity and enforceability of our intellectual property rights .An adverse determination of any litigation proceedings could put our intellectual property at risk of being invalidated or interpreted narrowly and could put our related patents, patent applications and trademark filings at risk of not issuing or being cancelled. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential or sensitive information could be compromised by disclosure in the event of litigation. Our inability to protect our proprietary technology against unauthorized copying or use, as well as any costly litigation or diversion of our management’s attention and resources, could delay further sales or the implementation of our platform, impair the functionality of our platform, delay introductions of new functionality to our platform, result in our substituting inferior or more costly technologies into our platform, or injure our reputation. We will not be able to protect our intellectual property if we are unable to enforce our rights or if we do not detect unauthorized use of our intellectual property. Moreover, policing unauthorized use of our technologies, trade secrets and intellectual property may be difficult, expensive and time-consuming, particularly in foreign countries where the laws may not be as protective of intellectual property rights as those in the United States and where mechanisms for enforcement of intellectual property rights may be weak. If we fail to meaningfully protect our intellectual property and proprietary rights, our business, operating results and financial condition could be adversely affected.

Accordingly, we may not be able to prevent third parties from infringing upon or misappropriating our intellectual property. Our failure to secure, protect and enforce our intellectual property rights could seriously damage our brand and our business.

Risks Related to Ownership of Our Common Stock

The market price of our common stock may be volatile or may decline steeply or suddenly regardless of our operating performance and we may not be able to meet investor or analyst expectations. You may not be able to resell your shares at or above the market price of our common stock at the time you bought it and may lose all or part of your investment.

The market price of our common stock may fluctuate or decline significantly in response to numerous factors, many of which are beyond our control, including:

•
variations between our actual operating results and the expectations of securities analysts, investors and the financial community;
•
any forward-looking financial or operating information we may provide to the public or securities analysts, any changes in this information or our failure to meet expectations based on this information;
•
actions of securities analysts who initiate or maintain coverage of us, changes in financial estimates by any securities analysts who follow us or our failure to meet these estimates or the expectations of investors;
•
additional shares of our common stock being sold into the market by us or our existing stockholders, or the anticipation of such sales, including if existing stockholders sell shares into the market when applicable “lock-up” periods end;
•
hedging activities by market participants;
•
announcements by us or our competitors of significant products or features, technical innovations, acquisitions, strategic partnerships, joint ventures or capital commitments;
•
changes in operating performance and stock market valuations of companies in our industry, including our competitors;
•
price and volume fluctuations in the overall stock market, including as a result of trends in the economy as a whole;
•
lawsuits threatened or filed against us;
•
developments in new legislation and pending lawsuits or regulatory actions, including interim or final rulings by judicial or regulatory bodies; and
•
other events or factors, including those resulting from COVID-19, political conditions, election cycles, war or incidents of terrorism, or responses to these events.

In addition, extreme price and volume fluctuations in the stock markets have affected and continue to affect many technology companies’ stock prices. Stock prices often fluctuate in ways unrelated or disproportionate to a company’s operating performance. In the past, stockholders have filed securities class action litigation following periods of market volatility. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from our business and seriously harm our business.

Moreover, because of these fluctuations, comparing our operating results on a period-to-period basis may not be meaningful. You should not rely on our past results as an indication of our future performance. This variability and unpredictability could also result in our failing to meet the expectations of industry or financial analysts or investors for any period. If our revenues or operating results fall below the expectations of analysts or investors or below any forecasts we may provide to the market, or if the forecasts we provide to the market are below the expectations of analysts or investors, the price of our common stock could decline substantially. Such a stock price decline could occur even when we have met any previously publicly stated revenue or earnings forecasts that we may provide.

Sales of a substantial number of shares of our common stock in the public market, or the perception that they might occur, could cause the price of our common stock to decline.

The price of our common stock could decline if there are substantial sales of our common stock, particularly sales by our directors, executive officers, and significant stockholders. We had a total of 196,213,041 shares of our common stock outstanding as of November 12, 2021. Our executive officers, directors, and other stockholders and option holders owning a significant amount of our common stock and options to acquire common stock are subject to a lock-up agreement with respect to their shares. These agreements contain several exemptions from the lock-up restrictions. For example, our executive officers may enter into Rule 10b5-1 trading plans under which they would contract with a broker to sell shares of our common stock on a periodic basis. These plans provide for sales to occur from time to time, and sales under such plans that were entered into prior to execution of a lock-up agreement by our executive officers will not be subject to a lock-up period.

Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, whether due to the expiration or release of lock-up restrictions or otherwise, could cause the market price of our common stock to decline or make it more difficult for you to sell your common stock at a time and price that you deem appropriate and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that sales, or the perception that our shares may be available for sale, will have on the prevailing market price of our common stock.

Certain of our stockholders have rights, subject to some conditions, to require us to file registration statements covering their shares and/or to include their shares in registration statements that we may file for ourselves or our stockholders, subject to market standoff and lockup agreements. The market price of the shares of our common stock could decline as a result of the sale of a substantial number of our shares of common stock in the public market or the perception in the market that the holders of a large number of shares intend to sell their shares.

In addition, we have filed a registration statement to register shares reserved for future issuance under our equity compensation plans. Subject to the satisfaction of applicable exercise periods and expiration of the lock-up agreements referred to above, the shares issued upon exercise of outstanding stock options or settlement of outstanding RSUs will be available for immediate resale in the United States in the open market.

We may require additional capital to support the growth of our business, and this capital might not be available on acceptable terms, if at all.

We have funded our operations to date primarily through equity financings, sales of our products and services, and transaction fees. We cannot be certain when or if our operations will generate sufficient cash to fully fund our ongoing operations or the growth of our business. Additionally, we expect to continue to invest heavily in our business and expend substantial financial and other resources on:

•
our technology infrastructure, including systems architecture, scalability, availability, performance, and security;
•
product development including investments in our product team and the development of new products and new functionality;
•
acquisitions or strategic investments;
•
sales, marketing and customer success, including an expansion of our sales organization; and
•
general administration, including increased legal, compliance, risk management and accounting expenses.

These investments may not result in increased revenue growth in our business. If we are unable to increase our revenue at a rate sufficient to offset the expected increase in our costs, or if we encounter difficulties in managing a growing volume of payments, we may be required to engage in equity or debt financings to secure additional capital, which may be dilutive to our current stockholders. Additional financing may not be available on terms favorable to us, if at all. If adequate funds are not available on acceptable terms, we may be unable to invest in future growth opportunities, which could harm our business, operating results, and financial condition. Because our decision to issue securities in the future will depend on numerous considerations, including certain factors beyond our control, we cannot predict or estimate the amount, timing, or nature of any future issuances of debt or equity securities. As a result, our stockholders bear the risk of future issuances of debt or equity securities reducing the value of our current stock and diluting their interests.

If securities or industry analysts either do not publish research about us or publish inaccurate or unfavorable research about us, our business or our market, or if they change their recommendations regarding our common stock adversely, the trading price or trading volume of our common stock could decline.

The trading market for our common stock will be influenced in part by the research and reports that securities or industry analysts may publish about us, our business, our market or our competitors. If one or more analysts initiate research with an unfavorable rating or downgrade our common stock, provide a more favorable recommendation about our competitors or publish inaccurate or unfavorable research about our business, our common stock price would likely decline. If any analyst who may cover us were to cease coverage of us or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause the trading price or trading volume of our common stock to decline.

We do not intend to pay dividends for the foreseeable future and, as a result, your ability to achieve a return on your investment will depend on appreciation in the price of our common stock.

We have never declared or paid any cash dividends on our capital stock, and we do not intend to pay any cash dividends in the foreseeable future. In addition, our 2019 Credit Agreement contains restrictions on our ability to pay cash dividends on our capital stock. Any determination to pay dividends in the future will be at the discretion of our board of directors. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investments.

Delaware law, our status as a licensed money transmitter and provisions in our restated certificate of incorporation and amended and restated bylaws could make a merger, tender offer or proxy contest difficult, thereby depressing the trading price of our common stock.

Our restated certificate of incorporation and amended and restated bylaws contain provisions that could depress the trading price of our common stock by acting to discourage, delay or prevent a change of control of our company or changes in our management that the stockholders of our company may deem advantageous. For example, these provisions:

•
establish a classified board of directors so that not all members of our board of directors are elected at one time;
•
permit the board of directors to establish the number of directors and fill any vacancies and newly-created directorships;
•
provide that directors may only be removed for cause;
•
require super-majority voting to amend some provisions in our restated certificate of incorporation and amended and restated bylaws;
•
authorize the issuance of “blank check” preferred stock that our board of directors could use to implement a stockholder rights plan;
•
prohibit stockholders from calling special meetings of stockholders;
•
prohibit stockholder action by written consent, which requires all stockholder actions to be taken at a meeting of our stockholders;
•
provide that the board of directors is expressly authorized to make, alter or repeal our amended and restated bylaws;
•
restrict the forum for certain litigation against us to Delaware; and
•
establish advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted upon by stockholders at annual stockholder meetings.

In addition, as a licensed money transmitter, we are subject to a complex regulatory framework, at both the state and federal level. Most, if not all, states require that the state regulator be notified of a change in control of the licensed entity, and some states require prior notice and approval of a change in control. While the definition of control varies by state, some states consider the acquisition of 10% of a licensed entity’s outstanding securities by an investor (or group of affiliated investors) to constitute a change in control.

Any notice or consent requirements imposed by individual state or federal regulatory agencies or provisions of our restated certificate of incorporation or amended and restated bylaws or Delaware law that have the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock, and could also affect the price that some investors are willing to pay for our common stock.

Our restated certificate of incorporation provides that the Court of Chancery of the State of Delaware (or, if and only if the Court of Chancery of the State of Delaware lacks subject matter jurisdiction, any state court located within the State of Delaware or, if and only if all such state courts lack subject matter jurisdiction, the federal district court for the District of Delaware) is the sole and exclusive forum for the following types of actions or proceedings under Delaware statutory or common law: (i) any derivative action or proceeding brought on our behalf; (ii) any action or proceeding asserting a claim of breach of a fiduciary duty owed by any of our current or former directors, officers, or other employees or stockholders to us or our stockholders, or any action asserting a claim for aiding and abetting such breach of fiduciary duty; (iii) any action or proceeding asserting a claim against us or any of our current or former directors, officers or other employees arising out of or pursuant to any provision of the Delaware General Corporation Law, or DGCL, our restated certificate of incorporation or our amended and restated bylaws; (iv) any action or proceeding to interpret, apply, enforce or determine the validity of our restated certificate of incorporation or our amended and restated bylaws(including any right, obligation, or remedy thereunder); (v) any action or proceeding as to which the DGCL confers jurisdiction to the Court of Chancery of the State of Delaware; and (vi) any action or proceeding asserting a claim against us or any of our current or former directors, officers, or other employees or stockholders that is governed by the internal affairs doctrine, in all cases to the fullest extent permitted by law and subject to the court’s having personal jurisdiction over the indispensable parties named as defendants. This provision would not apply to suits brought to enforce a duty or liability created by the Exchange Act, or any other claim for which the federal courts have exclusive jurisdiction. In addition, to prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our restated certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, to the fullest extent permitted by law, the federal district courts of the United States will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act, including all causes of action asserted against any defendant named in such complaint. For the avoidance of doubt, this provision is intended to benefit and may be enforced by us, our officers and directors, the underwriters to any offering giving rise to such complaint, and any other professional entity whose profession gives authority to a statement made by that person or entity and who has prepared or certified any part of the documents underlying the offering. However, as Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder, there is uncertainty as to whether a court would enforce such provision. Our restated certificate of incorporation further provides that any person or entity holding, owning or otherwise acquiring any interest in any of our securities shall be deemed to have notice of and consented to these provisions. Investors also cannot waive compliance with the federal securities laws and the rules and regulations thereunder.

These choice of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees. While the Delaware courts have determined that such choice of forum provisions are facially valid, a stockholder may nevertheless seek to bring such a claim arising under the Securities Act against us, our directors, officers, or other employees in a venue other than in the federal district courts of the United States. In such instance, we would expect to vigorously assert the validity and enforceability of the exclusive forum provisions of our restated certificate of incorporation. This may require significant additional costs associated with resolving such action in other jurisdictions and we cannot assure you that the provisions will be enforced by a court in those other jurisdictions. If a court were to find either exclusive-forum provision in our restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur further significant additional costs associated with resolving the dispute in other jurisdictions, all of which could harm our business.

We are an emerging growth company, and any decision on our part to comply only with certain reduced reporting and disclosure requirements applicable to emerging growth companies could make our common stock less attractive to investors.

We are an emerging growth company and, for as long as we continue to be an emerging growth company, we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies but not to “emerging growth companies,” including:

•
not being required to have our independent registered public accounting firm audit our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act, or Section 404;
•
reduced disclosure obligations regarding executive compensation in our periodic reports, including our annual report on Form 10-K; and
•
exemptions from the requirements of holding non-binding advisory votes on executive compensation and stockholder approval of any golden parachute payments not previously approved.

As a result, our stockholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if our total annual gross revenues exceed $1.07 billion, if we issue more than $1.0 billion in non-convertible debt securities during any three-year period, or if we are a large accelerated filer and the market value of our common stock held by non-affiliates exceeds $700 million as of the end of any second quarter before that time. We cannot predict if investors will find our common stock less attractive if we choose to rely on any of the exemptions afforded emerging growth companies. If some investors find our common stock less attractive because we rely on any of these exemptions, there may be a less active trading market for our common stock and the market price of our common stock may be more volatile.

Under the JOBS Act, “emerging growth companies” can also delay adopting new or revised accounting standards until such time as those standards apply to private companies. We elected to use the extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that we (1) are no longer an emerging growth company or (2) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, these financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates.

We must develop and maintain effective internal control over financial reporting, and if we fail to develop and maintain effective disclosure controls and procedures and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable laws and regulations could be impaired.

We are required to comply with the SEC’s rules including implementing effective processes and internal control over financial reporting to comply with the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the listing requirements of the Nasdaq Stock Market and other applicable securities rules and regulations. Compliance with these rules and regulations increases our legal and financial compliance costs, makes some activities more difficult, time consuming, or costly, and increases demand on our systems and resources, particularly after we are no longer an emerging growth company. The Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and operating results. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting.

Compliance with these requirements may require significant resources and management oversight to maintain and, if necessary, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard. As a result, management’s attention may be diverted from other business concerns, which could adversely affect our business and operating results. Although we have already hired additional employees to comply with these requirements, we may need to hire more employees in the future or engage outside consultants, which would increase our costs and expenses.

We are also required, pursuant to Section 404, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting commencing with our second annual report on Form 10-K. Effective internal control over financial reporting is necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent material misstatements due to fraud or error. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could cause us to fail to meet our reporting obligations. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting, as well as a statement that our independent registered public accounting firm has issued an opinion on the effectiveness of our internal control over financial reporting, provided that our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting until our first annual report required to be filed with the SEC following the later of the date we are deemed to be an “accelerated filer” or a “large accelerated filer,” each as defined in the Exchange Act, or the date we are no longer an emerging growth company, as defined in the JOBS Act. We could be an emerging growth company for up to five years. An independent assessment of the effectiveness of our internal controls could detect problems that our management’s assessment might not. Undetected material weaknesses in our internal control over financial reporting could lead to financial statement restatements and require us to incur the expense of remediation. We are required to disclose material changes made in our internal control over financial reporting on a quarterly basis. We may need to undertake various actions, such as implementing new internal controls and procedures and hiring additional accounting or internal audit staff.

We have already made significant progress towards the challenging process of compiling the system and processing documentation necessary to perform the evaluation needed to comply with Section 404. We may not be able to complete our evaluation, testing, and any required remediation in a timely fashion. During the evaluation and testing process, if we identify material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal control over financial reporting is effective.

If we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an unqualified opinion on the effectiveness of our internal control, including as a result of the material weaknesses described above, we could lose investor confidence in the accuracy and completeness of our financial reports, which could cause the price of our common stock to decline, and we may be subject to investigation or sanctions by the SEC. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the Nasdaq exchange.

Our management team has limited experience managing a public company.

Our management team has limited experience managing a publicly traded company, interacting with public company investors and securities analysts, and complying with the increasingly complex laws pertaining to public companies. These new obligations and constituents require significant attention from our management team and could divert their attention away from the day-to-day management of our business, which could harm our business, operating results, and financial condition.

An active trading market for our common stock may never develop or be sustained.

Our common stock began trading on the Nasdaq Global Select Market on October 13, 2021 under the symbol “AVDX.” Prior to our IPO, there was no public market for our common stock. Although our common stock is listed on the Nasdaq Global Select Market, we cannot assure you that an active trading market for our common stock will develop on that exchange or elsewhere or, if developed, that any market will be sustained. Accordingly, we cannot assure you of the likelihood that an active trading market for our common stock will develop or be maintained, the liquidity of any trading market, your ability to sell your shares of our common stock when desired or at the prices that you may obtain for your shares.

You may be diluted by the future issuance of common stock, preferred stock or securities convertible into common or preferred stock, in connection with our incentive plans, acquisitions, capital raises or otherwise.

We have 196,213,041 shares of common stock outstanding as of November 12, 2021 and our restated certificate of incorporation authorizes us to issue 1.6 billion shares of common stock and 50 million shares of preferred stock. Our board of directors will have the authority to determine the preferences, limitations and relative rights of the shares of preferred stock and to fix the number of shares constituting any series and the designation of such series, without any further vote or action by our stockholders.

In the future, we expect to obtain financing or to further increase our capital resources by issuing additional shares of our capital stock or offering debt or other equity securities, including senior or subordinated notes, or debt securities convertible into equity or shares of preferred stock. Issuing additional shares of our capital stock or other equity securities or securities convertible into equity may dilute the economic and voting rights of our existing stockholders or reduce the market price of our common stock or both. Debt securities convertible into equity could be subject to adjustments in the conversion ratio pursuant to which certain events may increase the number of equity securities issuable upon conversion. Shares of preferred stock, if issued, could have a preference with respect to liquidating distributions or a preference with respect to dividend payments that could limit our ability to pay dividends to the holders of our common stock. Our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, which may adversely affect the amount, timing, or nature of our future offerings. As a result, holders of our common stock bear the risk that our future offerings may reduce the market price of our common stock and dilute their stockholdings in us.

We have reserved 18,023,020 shares of common stock for issuance under our 2021 Plan, which amount is increased by shares subject to outstanding awards under our previous equity incentive plans that expire, are forfeited, or otherwise terminate, are settled in cash or are reacquired or withheld (or not issued) to satisfy a tax withholding obligation or the purchase or exercise price. Any common stock that we issue, including under our current equity incentive plans or other equity incentive plans that we may adopt in the future, would dilute the percentage ownership held by the owners of our common stock. We have filed a registration statement on Form S-8 under the Securities Act, to register shares of our common stock or securities convertible into or exchangeable for shares of our common stock issued pursuant to our current equity incentive plans, including our 2021 Plan and our employee stock purchase plan. Any such Form S-8 registration statements will automatically become effective upon filing. Accordingly, shares issued under such plans will be available for sale in the open market.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Recent Sales of Unregistered Securities.

The following sets forth information regarding all unregistered equity securities sold in the three months ended September 30, 2021:

•
In connection with our acquisition of FastPay on July 8, 2021, we issued 2,570,748 shares of common stock, including amounts paid as contingent consideration.
•
From July 1, 2021 to September 30, 2021, we granted certain officers, employees and consultants an aggregate of 159,872 restricted stock units to be settled in common stock under our AvidXchange, Inc. Equity Incentive Plan, as amended.
•
From July 1, 2021 to September 30, 2021, we granted to certain directors, officers, consultants employees an aggregate of 143,128 stock options to purchase common stock under our AvidXchange, Inc. Equity Incentive Plan, as amended at exercise prices of $12.685 per share.
•
From July 1, 2021 to September 30, 2021, we issued to certain directors, officers, consultants employees an aggregate of 423,232 shares of our common stock under the AvidXchange, Inc. 2010 Stock Option Plan, as amended, 2017 Amendment and Restatement of the AvidXchange, Inc. 2010 Stock Option Plan, as amended, and AvidXchange, Inc. Equity Incentive Plan, as amended, at exercise prices ranging from $0.06 to 12.11 per share, for an aggregate of $1.45 million.

None of the foregoing transactions involved any underwriters, underwriting discounts or commissions, or any public offering. Unless otherwise stated, the sales of the above securities were deemed to be exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act (and Regulation D or Regulation S promulgated thereunder) or Rule 701 promulgated under Section 3(b) of the Securities Act as transactions by an issuer not involving any public offering or pursuant to benefit plans and contracts relating to compensation as provided under Rule 701. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed on the share certificates issued in these transactions. All recipients had adequate access, through their relationships with us, to information about us. The sales of these securities were made without any general solicitation or advertising.

(b) Use of Proceeds

On October 12, 2021, our Registration Statement on Form S-1, as amended (Reg. No. 333-259632), was declared effective in connection with the IPO of our common stock, pursuant to which we issued and sold 26,400,000 shares of common stock, par value $0.001 per share. The price per share to the public was $25.00. Gross proceeds from the IPO were $660.0 million and net proceeds, after deducting (i) underwriters’ discounts and commissions and (ii) offering expenses of approximately $12.1 million, were approximately $608.3 million. Following the sale of these shares, the offering terminated. Shares of our common stock began trading on the Nasdaq Global Select Market on October 13, 2021.

On October 15, 2021, we used $169.0 million of the net proceeds to redeem the shares of redeemable preferred stock issuable upon conversion of our senior preferred stock.

There have been no material changes in the planned use of proceeds from the IPO from those described in our Final Prospectus.

Item 6. Exhibits.

		Incorporated by Reference (Unless Otherwise Indicated)
Exhibit Number	Description	Form	File	Exhibit	Filing Date

2.1	Agreement and Plan of Merger, dated as of March 4, 2021, by and among AvidXchange Holdings, Inc., AvidXchange Holdings Merger Sub, Inc., and AvidXchange, Inc.	S-1	333-259632	2.1	September 17, 2021
3.1	Restated Certificate of Incorporation of AvidXchange Holdings, Inc.	8-K	001-40898	3.1	October 15, 2021
3.2	Amended and Restated Bylaws of AvidXchange Holdings, Inc.	8-K	001-40898	3.2	October 15, 2021
4.1	Form of Common Stock Certificate	S-1/A	333-259632	4.1	October 1, 2021
4.2	Eighth Amended and Restated Investor Rights Agreement, dated July 9, 2021, by and among AvidXchange Holdings, Inc. and certain holders identified therein	S-1	333-259632	10.1	September 17, 2021
10.1†	Employment Agreement, entered into as of August 26, 2021, by and between AvidXchange, Inc. and Michael Praeger	S-1	333-259632	10.5	September 17, 2021
10.2†	Employment Agreement, entered into as of August 26, 2021, by and between AvidXchange, Inc. and Joel Wilhite	S-1	333-259632	10.6	September 17, 2021
10.3†	Employment Agreement, entered into as of August 26, 2021, by and between AvidXchange, Inc. and Dan Drees	S-1	333-259632	10.7	September 17, 2021
10.4†	Employment Agreement, entered into as of August 26, 2021, by and between AvidXchange, Inc. and Ryan M. Stahl	S-1	333-259632	10.8	September 17, 2021
10.5†	Employment Agreement, entered into as of August 26, 2021, by and between AvidXchange, Inc. and Todd Cunningham	S-1	333-259632	10.9	September 17, 2021
10.6†	Employment Agreement, entered into as of August 26, 2021, by and between AvidXchange, Inc. and Angelic Gibson	S-1	333-259632	10.10	September 17, 2021
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	__	__	__	Filed herewith
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	__	__	__	Filed herewith
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	__	__	__	Furnished herewith
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.	__	__	__	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	__	__	__	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	__	__	__	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	__	__	__	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	__	__	__	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	__	__	__	Filed herewith
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	__	__	__	Filed herewith

† Consists of a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AvidXchange Holdings, Inc.

Date: November 17, 2021	By:	/s/ Joel Wilhite
Joel Wilhite
Chief Financial Officer (Authorized Signatory and Principal Financial and Accounting Officer)