Form 10-K
period 2021-12-31
AvidXchange Holdings, Inc.
filed 2022-03-14
CIK 1858257

AS

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15

U.S.C.

7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, there was no established public market for the registrant’s common stock and, therefore, the registrant cannot calculate the aggregate market value of its common stock held by non-affiliates as of such date. The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on December 31, 2021 (based on the closing sale price of $15.06 on that date), was approximately $2,325,164,062. Common stock held by each officer and director and by each person known to the registrant who owned 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 4, 2022, the registrant had 196,836,812 shares of common stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Part III is omitted from this Annual Report on Form 10 K and incorporated by reference to our definitive proxy statement for our 2022 annual meeting of stockholders (“2022 Proxy Statement”), to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, or the Exchange Act. If our 2022 Proxy Statement is not filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10 K, the omitted information will be included in an amendment to this Annual Report on Form 10 K filed not later than the end of such 120-day period

Auditor Firm Id:	238	Auditor Name:	PricewaterhouseCoopers LLP	Auditor Location:	Charlotte, North Carolina, United States

AvidXchange Holdings, Inc.

Form 10-K

For the Year Ended December 31, 2021

i

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements contained in this Annual Report on Form 10-K other than statements of historical fact, including statements regarding our future operating results and financial position, our business strategy and plans, market growth, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “potential,” “continue,” “anticipate,” “intend,” “expect,” “could,” “would,” “project,” “plan,” “target,” and similar expressions are intended to identify forward-looking statements.

Forward-looking statements contained in this Annual Report on Form 10-K may include, but are not limited to, statements about:

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

We caution you that the foregoing list may not contain all of the forward-looking statements made in this Annual Report on Form 10-K. These forward-looking statements are subject to a number of risks, uncertainties, and assumptions and other factors that could cause actual results to differ materially from those stated, including those described in the sections titled “Risk Factors” in Part I, Item 1A and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this Annual Report on Form 10-K, as such factors may be updated in our filings with the Securities and Exchange Commission, (the “SEC"). Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the future events and trends discussed in this Annual Report on Form 10-K may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

You should not rely upon forward-looking statements as predictions of future events. The events and circumstances reflected in the forward-looking statements may not be achieved or occur. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, performance, or achievements. Our forward-looking

i

statements speak only as of the date of this Annual Report on Form 10-K, and we undertake no obligation to update any of these forward-looking statements for any reason after the date of this Annual Report on Form 10-K or to conform these statements to actual results or revised expectations, except as required by law.

You should read this Annual Report on Form 10-K, and the documents that we reference in this Annual Report on Form 10-K and have filed with the SEC, with the understanding that our actual future results, performance, and events and circumstances may be materially different from what we expect.

In this Annual Report on Form 10-K, the words “we,” “our,” “us,” “AvidXchange,” and “our Company” refer to AvidXchange, Inc. prior to our reorganization, and to AvidXchange Holdings, Inc. and its consolidated subsidiaries following the reorganization, unless the context requires otherwise.

ii

PART I.

ITEM 1. Business.

Mission

Our mission is to transform how middle market businesses receive, manage and pay their bills.

Overview

We are a leading provider of accounts payable ("AP") automation software and payment solutions for middle market businesses and their suppliers. Our Software-as-a-Service ("SaaS") based, end-to-end software and payment platform digitizes and automates the AP workflows for more than 8,000 businesses (our buyers) and we have made payments to more than 825,000 supplier customers of our buyers (suppliers) over the past five years. While acquiring new and retaining existing relationships with buyers and suppliers are important to our business, the growth of our business is ultimately dependent upon the number of transactions we process, as well as our total payment volume. We developed our technology platform through years of working to solve our buyers’ unique middle market workflow challenges. Leveraging our deep domain expertise, we purpose-built a powerful two-sided network that connects buyers and suppliers, drives digital transformation, increases efficiency and accuracy in AP workflows, accelerates payments, enables insight into critical analytics, and lowers operating costs for our buyers.

The majority of businesses continue to operate paper-intensive back offices, particularly in their AP workflows. According to a study by the Association of Finance Professionals, 42% of business-to-business ("B2B") payment volumes in the United States are executed with paper checks. These manual payment methods are accompanied by complicated and labor-intensive steps to process invoices that are slow, expensive and vulnerable to error and fraud.

While solutions have been developed to address this friction, they are predominantly suited for larger enterprises and small and midsize businesses (each an "SMB"). Larger enterprises can purchase expensive and highly sophisticated tools because they have the financial resources and talent base to support these systems. Meanwhile, SMBs more often utilize one-size-fits-all solutions that address simplistic or single-step workflows in less sophisticated business environments.

The middle market, however, remains underserved. We define middle market businesses primarily as companies with between $5 million and $1 billion in annual revenue. They have high invoice throughput, complex AP workflows and general ledger coding that are too sophisticated for the solutions typically utilized by SMBs. However, middle market businesses also operate at a smaller scale than the typical enterprise, which makes the more complicated enterprise solutions cost-prohibitive and difficult to implement. Additionally, the technology landscape for the middle market is highly fragmented and siloed, requiring a flexible technology stack that integrates with multiple software providers to automate workflows.

We built our business to solve this gap for the middle market and believe we have become a uniquely strategic platform for our customers’ CFOs, treasurers and finance teams by digitally transforming how they receive, manage and pay their bills. Supported by deep integrations to our customers’ middle market oriented accounting and information systems, our platform automates the end-to-end AP workflows for our buyers and enhances the payment experience for our suppliers through the following products and features:

•

AP Automation Software. We have developed a SaaS-based solution automating and digitizing the capture, review, approval and payment of invoices for our buyers. Our omni-channel ingestion engine provides unique, vertical-specific front-end software tools that streamline AP workflows for our buyers. We digitally capture invoices from suppliers and apply the buyer’s specific business rules to enable them to begin processing the invoice, extract and utilize transaction data from the invoice to enhance and configure the approval workflows, and manage the entire AP process through the payment of the invoice.
•

The AvidPay Network. Our two-sided payments network connects our buyers with their suppliers, enabling invoice payments on behalf of a buyer and according to the supplier’s business rules, payment preferences and remittance data. We support a variety of payment methods depending on the supplier’s preference, including virtual credit card ("VCC"), enhanced automated clearing house ("ACH") (our AvidPay Direct) and physical check, while delivering rich remittance data to streamline the reconciliation process.
•

Cash Flow Manager. We provide cash management solutions to our supplier network, including tools that provide a comprehensive view of invoices and an accelerator feature (our Invoice Accelerator). These additional features, and others in our product pipeline, allow us to both monetize and increase engagement on our two-sided payments network.

As indicated above, we serve over 8,000 buyers and have made payments to over 825,000 suppliers over the past five years. We do not have significant customer concentration in our business, with no single customer contributing more than 5% of 2021 revenue and with our top 10 customers contributing less than 15% of revenue in 2021 and 2020. Our customers operate across a variety of verticals in which we have deep domain expertise, including real estate, HOAs, construction, financial services (including banks and credit unions), healthcare facilities, social services, education, and media. Certain segments of our customers, particularly the customers we acquired through the FastPay acquisition that focus on political advertising within our media vertical, are subject to seasonal and cyclical trends. In 2021, we processed approximately 62 million transactions representing over $180 billion in spend under management across our platform and, of that spend, we moved $52 billion in total payment volume from our buyers to their suppliers. Spend under management represents the sum of (i) the aggregate dollar amount of payments processed by us, plus (ii) the aggregate dollar amount represented by the total number of invoices processed by us, in each case, during the specified period. As described in more detail in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” we generate revenue from each transaction processed on a per transaction basis and earn interchange revenue from a portion of the total payment volume.

Our two-sided AvidPay Network of buyers and suppliers drives a powerful flywheel. We believe that by delivering a world-class AP automation experience, we attract more buyers and increase the number of transactions processed through our system. We also leverage our direct connections to our supplier network to increase penetration of electronic payments, which attracts more suppliers to our network. We capture more data from these additional transactions and e-payments that we use to continuously improve our AP automation experience, drawing more buyers, suppliers and, as a result, more transactions to our platform, which continues to fuel our organic growth. As we add more buyers to the AvidPay Network, both buyers and their suppliers benefit from our current network density which drives electronic payment adoption. In addition, new buyers bring new suppliers, thereby enabling us to continuously add more suppliers to the AvidPay Network and accelerating the flywheel of growth depicted below.

We sell our solutions through a hybrid go-to-market strategy that includes direct and indirect channels. Our direct sales force leverages their deep domain expertise in select verticals and over 180 referral relationships with integrated software providers, financial institutions and other partners to identify and attract buyers that would benefit from our AP software solutions and the AvidPay Network. Our indirect channel includes reseller partners and other strategic partnerships such as Mastercard, through MasterCard’s B2B Hub, which includes Fifth Third Bank and Bank of America, and other financial institutions, such as KeyBank, and third-party software providers such as MRI Software, RealPage and SAP Concur. Our referral and indirect channel partnerships provide us greater reach across the market to access a variety of buyers.

Our Industry

Our industry is a significant and growing market, which is defined by the following key factors and trends:

•

Legacy B2B Payments are complicated and inefficient. Unlike the world of consumer payments, B2B payments require a set of complex workflows, accounting system integrations and processes centered on the purchase order or invoice. These involve rigorous payment approval processes and a payment generally initiated from and integrated to various accounting systems. The labor and direct costs associated with these manual processes are expensive and time intensive, creating significant challenges and inefficiencies to those that are not able to digitize and automate these workflows.
•

Middle market businesses face unique challenges. Middle market businesses face unique challenges with respect to their AP processes. The middle market features hundreds of accounting systems and integrations that support various vertical and sub-industries, resulting in a multitude of complex and highly specific business, accounting and compliance requirements. Furthermore, costs related to these complex AP workflows are a significant component of middle market companies’ administrative expenses. These businesses are increasingly required to turn to automated cloud-based AP automation and B2B payment solutions to unlock substantial cost savings and create more operational efficiencies within their organizations.
•

Middle market businesses and their suppliers are largely ignored by existing solutions. We believe middle market businesses and their suppliers are vastly underserved by existing financial software solutions. While a few key providers serve each of the larger enterprise buyers and the SMB buyers segments, middle market businesses are largely served by a highly fragmented market of vertical focused ERP and software solutions. This fragmentation has led to hundreds of accounting systems available in the middle market today. Additionally, we believe that close to half of the market representing suppliers of our buyers is currently underserved by available offerings.
•

Generational shift in technology adoption. As the next generation of accounting and finance leaders hail from an era of digital consumer finance transformation, there will be an increasing demand for digitization, data and technological efficiency added to standard business workflows. Furthermore, the growing importance of data requires businesses to adopt platforms that provide real-time visibility, analytics and insights to allow better, more informed decision making. This next generation of leaders are driving the demand for technological advances in their companies and leading the outreach for solutions such as AvidXchange.

The COVID-19 pandemic highlighted and, in some cases, accelerated the need for dynamic, cloud-based solutions that are able to be utilized anytime and anywhere. The critical need for business continuity was even more pronounced during the shift to remote work environments and through the U.S. mail disruption. Businesses need to be able to receive invoices, pay bills and seamlessly run their businesses no matter what external factors may occur. Digital solutions offer a more secure, reliable, and flexible solution to legacy manual processes.

Our Market Opportunity

The B2B payments market is rapidly evolving and represents a significant opportunity for digital transformation. Despite their intrinsic process inefficiencies and high costs, paper checks still comprise 42% of all B2B payments in the United States. In response to this large volume of inefficient processes, the market is undergoing a transformation.

We believe these market inefficiencies and current trends present a large and growing opportunity for our business.

In addition to providing B2B payments, we believe we can become a strategic cornerstone of our suppliers’ finance organizations to better manage expenses and cash flow. We believe that there is a large unmet need in supplier invoice finance, with close to half of the market underserved. Our solutions help suppliers accelerate invoices for early payment, manage supplier payment preferences, and forecast future cash flows.

Go-To-Market

We have made significant investments in our sales and marketing organization, and we employ a hybrid go-to-market strategy utilizing both direct and indirect channels. Our go-to-market organization consists of employees supporting buyers and suppliers in our direct sales, marketing and relationship management teams and is a cornerstone of creating and maintaining trusted customer relationships.

We sell our solutions to buyers through both a direct sales force and indirectly through strategic channel partnerships with banks and financial institutions as well as software and technology business partners. We attract suppliers to the AvidPay Network by establishing a simple, easy-to-use network that helps integrate various buyers through a standard invoice and pay network.

Our go-to-market team is core to our growth and continues to evolve with the rapidly evolving market and our own internal development of products. We continuously monitor key metrics that measure our sales team and channel sales success, productivity, and efficiency. We maintain long-term customer satisfaction through our relationship management and customer care organization, who provide customer support through multiple avenues of communication including email, phone, chat, and forums.

Our marketing is focused on our unique ability to serve the middle market, our easy to integrate solutions, the value we provide to our customers, and our continued product innovation. Our targeted marketing to the middle market includes both digital and traditional brand campaigns, targeted advertisements, social, thought leadership pieces, trade shows, and webinars.

We intend to continue to invest in our sales and marketing capabilities to capitalize on our market opportunity.

Why We Win

Our customers choose us for the tangible value proposition our solutions offer. We believe we have several competitive advantages that drive our ability to leverage our first mover market position:

•
Built to solve the unique business challenges of the middle market. Since our inception, our solution has been purpose-built for the middle market. Our platform addresses enterprise level challenges, but at the scale, price and in the language of the middle market.
•
Digitize the entire AP workflow. We apply data and SaaS-based software automation to the entirety of the AP workflow. While some tools require the buyer to first handle invoice ingestion, we focus on transforming the buyer experience by owning, and enhancing, each point of the value chain. Our platform will handle invoice ingestion, whether through paper or electronic means, and replicate that ownership and automation through to payment.
•
Comprehensive, end-to-end AP Automation and payments platform. Our comprehensive solution provides a single-vendor approach to eliminate paper, streamline workflows and ensure timely and accurate reconciliation. We have spent years building a software and payments platform coupled with hundreds of integrations to vertical-specific middle market accounting and information systems. We believe this provides us with a unique competitive advantage to automate AP workflows, streamline invoice payment and continue to grow our two-sided network.
•
Scaled, two-sided network of buyers and suppliers powers a flywheel effect. We provide the infrastructure layer connecting our buyers with their suppliers. As buyers approve and pay more invoices through our platform, we connect them to their suppliers and add more suppliers to our network, which drives an expansion of the flywheel effect that fuels our growth. As a result of this ongoing flywheel, we have built a high level of supplier density that allows us to monetize payments almost immediately after a buyer joins our platform.
•
Diverse and deep integration layer. We offer more than 220 integrations with different accounting systems that allow our clients to curate a technology stack tailored to the nuances of their size, scale and vertical. Our “built inside” integrations, many of which are flexible Application Programming Interface ("API") based integrations, facilitate increasingly seamless exchanges of data, driving enhanced user experiences and utility and providing a feature set and level of customization historically reserved only for enterprises.

•
Unparalleled data capabilities. Our buyers and suppliers benefit from the millions of invoices we have ingested and processed since inception. From the beginning, we recognized the feedback value of data and as such our product development and operations benefit from two decades of transactions. We believe we ingest invoices more accurately, manage risk more insightfully and assess credit more thoughtfully in part due to a knowledge base that continues to grow every day.
•
“Win as a team” culture. Our culture is our DNA. It’s what brings us together and makes us who we are. We believe our culture gives us a unique competitive advantage. Our strength lies in leveraging the unique differences our employees bring to the workplace. We value diverse talents, skills, ideas, ways of thinking, backgrounds and life stories – all of which drive our innovation and performance. As entrepreneurs seeking innovative solutions to serve our customers, we want every employee to feel a strong sense of purpose and belonging. Therefore, we strive to create a workplace where every employee feels comfortable and empowered to bring their full, authentic self to work every day. As we continue to grow the business, we also intentionally focus on the key drivers of employee experience and engagement: wellbeing, growth and development, and rewards and recognition. Engaged employees are imperative to achieve strong company performance and excellent customer experience.

Growth Strategy

We are dedicated to continuing to differentiate ourselves as the leader in AP automation software and payment solutions for middle market businesses through our multi-pronged approach. Fundamentally, the growth of our business is dependent upon the number of transactions we process, as well as our total payment volume. Key elements of our growth strategy include the following.

•
Win new buyers and their suppliers. We believe the middle market opportunity remains largely underpenetrated. As the number of middle market companies continues to increase and their AP and payment complexity grows, we anticipate demand for our products by new customers to increase. We will continue to invest heavily in our direct and indirect sales channels to increase awareness of our platform, drive sales opportunities, and convert more of our pipeline into customers. We will also continue to grow and scale the number of strategic partnerships we have, providing more opportunities to acquire new customers from our software and bank channels as well as our referral partnerships.
•
Grow with existing buyers and suppliers. We expect to continue to grow with our existing buyer base of over 8,000 businesses. As our buyer base continues to grow and mature, we expect them to continue to increase invoice and payment transaction volume across the AvidXchange platform. In addition, we plan to continue to cross-sell solutions to our existing buyers.
•
Increase conversion of paper checks to electronic payments. As our buyers continue to mature and increase their overall payment transaction volume, we believe there is significant opportunity to increase the penetration of electronic payments. The reliance on highly manual invoice management processes and paper check-based payments results in wasted time and money that serve as great candidates for automation. As additional buyers and suppliers join our proprietary AvidPay Network, we will continue to build functionality and drive conversion of manual to electronic payments. Our growing supplier density will continue to drive higher monetization rates leading to increased e-payment adoption.
•
Continue to innovate and enhance new products. We will continue leveraging the rich data and business insights we have accumulated across buyer and supplier transactions to add new innovations and capabilities. We will continue to expand horizontal product functionality to benefit our clients. Key areas of continued product innovation include creating products to support larger buyers that require more advanced procurement and spend management capabilities, growing functionality within the AvidPay Network, focusing on our operational scalability to enhance our ability to effectively manage critical transactions, and increasing automation across our platform. Our goal is to create more end-to-end solutions that integrate purchasing and payments workflows. In addition to enhancing products for our buyer customers, we will also continue to use our access to rich data to build out more robust offerings for suppliers, including financing solutions to serve the significant opportunity there.
•
Selectively pursue strategic M&A. We will supplement our organic growth by pursuing strategic M&A to expand into new verticals and horizontal capabilities, capture unmonetized or under-monetized spend, and enhance and expand products and capabilities. We have a proven track record of successfully acquiring and executing M&A to drive revenue growth, efficiency leverage, and scalability across the organization.
•
Enter new verticals. We believe there is significant untapped opportunity in the middle market to expand into new and adjacent verticals. We will continue to invest in our vertical sales teams across different geographies to execute in-house development to build vertical domain capabilities, increase our number of bank and software partnerships, and expand the number of next-generation API and “built inside” integrations. We plan to do this both organically and through potential acquisitions. We recently expanded into the Education sector and our recent acquisition of Core Associates enabled us to become one of the leading AP providers in the construction market.
•
International expansion. We plan on expanding internationally in the near to mid-term with an initial focus on Canada, the United Kingdom, and Europe. We intend to leverage our existing business partner relationships we have already in place in the United States to begin building our presence worldwide.

Human Capital, Culture, Social Responsibility and Community Initiatives

At AvidXchange, our employees are the core of who we are. We’re all entrepreneurs who love to innovate and win with a passion for serving our customers. We take personal ownership of our everyday work, and we recognize that we only win as a team. While we’re proud to stand out, we also know that to shine brightly as a company, the light we create needs to build from the inside out – from person to person, and team to team.

While we are a technology company by trade, at our core, we are a people company, and that means not only taking care of each other, but those in the communities in which we work and live. In 2005, we formed the AvidXchange Foundation. Initially, we set out to help elementary school children impacted by Hurricane Katrina. From then on, the AvidXchange Foundation has been dedicated to making a difference in the lives of young people where we work and live.

As a technology company, we have a responsibility to give back to the community the best way we know. For AvidXchange, that means finding solutions to problems through a technology lens to empower future generations to be well equipped to partake in today’s digital economy, which will be even more critical tomorrow. We recognize that barriers to technology education and careers start early in a student’s life with having access to the right resources throughout their education, which is why we launched Tech Rising – an initiative spearheaded by the AvidXchange Foundation committed to removing technology barriers and bridging the digital divide to create economic mobility for youth and young adults.

But we don’t limit our efforts or those of our employees to a singular mission. Corporate giving of all kinds is a part of AvidXchange’s DNA, and we enable employees who are passionate about giving back to the community – however is most meaningful to them – with paid volunteer time off. We understand that engaging with our communities and striving to improve the quality of life for our employees and neighbors is more than an opportunity – it’s our responsibility.

We are committed to sharing our resources and time in support of philanthropic efforts. In demonstration of this commitment, on June 24, 2021, our board of directors approved the reservation of 1,657,296 shares of our common stock (representing approximately 1% of our issued and outstanding common stock and common stock equivalents as of June 24, 2021) for future issuance to fund our philanthropic endeavors, including possible issuance to a philanthropic partner in connection with the establishment of a donor-advised fund, over a ten-year period. On October 1, 2021, we executed an agreement with a philanthropic partner and issued the first contribution of 10% of the pledged shares on October 15, 2021. We intend to provide annual ongoing grants of 10% of the pledged shares for a period of nine subsequent years, subject in each case to the approval of our board of directors.

As of December 31, 2021, we had over 1,600 full-time, U.S. based employees. We also engage temporary employees and consultants as needed to support our operations. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We have not experienced any work stoppages and we consider our relations with our employees to be good.

Competition

We believe the overall market for AP software and payments solutions is highly fragmented, competitive and evolving and is marked by rapid change and consolidation due to technological innovations and continued adoption by businesses. Although we expect businesses to continue to adopt AP and payment automation solutions, we often find that we are selling our products and services to potential customers that have use a variety of separate solutions or internally developed policies and procedures, and we must be able to convince internal stakeholders that our products and solutions are superior to their existing processes or third-party solutions.

Our current competitors range from fintech companies, such as Bill.com and Coupa Software, and financial institutions to smaller, niche providers of software and services, as well as point solutions provided by ERP vendors. We compete with companies that offer comprehensive solutions focused on the entire AP and payment processes and companies that focus only on select portions of these processes such as invoice and bill presentment, document and workflow management, AP and payment processing or accounts receivable. Solutions are also often specifically tailored to industry vertical or customer size making it difficult to expand into new verticals or attract larger or smaller customer types.

Accounting and ERP software providers, financial institutions, payment processing, and other service providers, a number of which we partner with in offering our solutions, may currently offer or develop solutions, acquire third-party solutions or competitors, or enter into strategic relationships that would enable them to expand their solutions to compete more effectively with our products and services. These parties may have access to larger, installed customer bases and may be able to effectively bundle and cross sell competitive solutions with their other services, which may enable them to compete more effectively or provide them with greater pricing and operating flexibility.

Companies that currently focus on providing solutions to enterprise businesses or SMBs may seek to expand the offering of their solutions to midmarket customers which would be more directly competitive with the products and services that we offer. New entrants not currently considered to be competitors may also enter the market through acquisitions, partnerships, or strategic relationships.

We currently compete on several factors, including:

•
product and service features, functionality and quality and system stability;
•

integrations with leading accounting and banking systems;
•
our value added services provided through various strategic partnership;
•
pricing and incentives;
•
supplier network;
•
ability to automate existing processes; and
•
customer onboarding time and effort.

We believe that we compare favorably with our competitors on the basis of these factors. We expect the middle market AP software and B2B payment solutions market to continue to evolve and grow, as greater numbers of middle market and larger businesses digitize their back offices. We believe that we are well-positioned to help them.

Regulatory Environment

We operate in a complex and evolving regulatory environment. The manner in which existing laws and regulations are applied or new laws and regulations are implemented in this environment is often unclear and unpredictable, in particular as such laws and regulations relate to our business in the United States and internationally to the extent we might in the future elect to expand our services outside the United States.

Most states and certain territories in the United States require a license to engage in certain money transmission or payment services. We have procured and maintain money transmitter licenses, or the statutory equivalent, in all of the U.S. jurisdictions that currently require them for our business and actively work to comply with new license requirements as they arise. These licenses enable us to provide commercial payment services to businesses through AvidXchange, Inc. “for the benefit of customer” bank accounts that are restricted for such purposes and subject us, among other things, to record-keeping requirements, reporting requirements, bonding requirements, limitations on the investment of customer funds, and examination by state regulatory agencies.

We are also registered as a Money Services Business with the U.S. Department of Treasury’s Financial Crimes Enforcement Network, or FinCEN, and are subject to the Bank Secrecy Act ("BSA"), and certain obligations contained therein, including, among other things, certain record-keeping and reporting requirements, and examinations by FinCEN.

The BSA is the primary compendium of U.S. laws and regulations regarding anti-money laundering ("AML") and countering the financing of terrorism. As required under the BSA, we have implemented and are continuing to expand an AML program designed to prevent our platform from being used to facilitate money laundering, terrorist financing, and other financial crimes. Our program is also designed to prevent our products from being used to facilitate business in certain countries, or with certain persons or entities, which are targets of economic or trade sanctions that the Office of Foreign Assets Control (the "OFAC") and various foreign authorities administer or enforce. Our AML and sanctions compliance programs include policies, procedures, reporting protocols, and internal controls, require the designation of a BSA and AML compliance officer to oversee the programs, and are designed to address our legal and regulatory requirements and to assist in managing risk associated with sanctions, compliance, money laundering, and terrorist financing.

Although we do not provide consumer services or products, we do collect and use a wide variety of information for various purposes in our business, including to help ensure the integrity of our services and to provide features and functionality to our customers. Our customers’ data is stored in our platform, and we must monitor and, as applicable, comply with a wide variety of laws and regulations regarding the data stored and processed on our platform as well as the operation of our business. This may present legal challenges to our business and operations, such as rights of privacy or intellectual property rights related to the content loaded onto our platform.

This aspect of our business, including the collection, use, disclosure, and protection of the information we acquire in connection with our customers’ use of our services, may be subject to certain laws and regulations in the United States. In particular, data privacy and security with respect to the collection, processing, and retention of personal data or Personally Identifiable Information ("PII") continues to be the focus of legislation and regulation. In recent years, there have been a number of well-publicized data breaches involving the unauthorized use and disclosure of individuals’ PII. Many U.S. states have responded to these incidents by enacting laws requiring holders of PII to maintain safeguards and to take certain actions in response to a data breach, such as providing prompt notification of the breach to affected individuals and state officials or amending existing laws to expand compliance obligations. Federal laws are also under consideration that may create additional compliance obligations and penalties. Accordingly, we publish our privacy policies and terms of service, which describe our practices concerning the use, transmission, and disclosure of information.

In addition, several foreign countries and governmental bodies, including within the European Union, have laws and regulations dealing with the collection, use, disclosure, and protection of information that are more restrictive than those in the United States. While we believe that the products and services that we currently offer in the United States do not subject us to such laws or regulations in foreign jurisdictions, such laws and regulations may be modified or subject to new or different interpretations, new laws and regulations may be enacted, or we may modify or expand our products or services in the future, or acquire a company operating internationally, which may subject us to such laws and regulations.

Data privacy and security with respect to the collection, processing, and retention of PII continues to be the focus of domestic and worldwide legislation and regulation. In recent years, there have been a number of well-publicized data breaches involving the unauthorized use and disclosure of individuals’ PII. Many U.S. states have responded to these incidents by enacting laws requiring holders of personal information to maintain safeguards and to take certain actions in response to a data breach, such as providing prompt notification of the breach to affected individuals and state officials or amending existing laws to expand compliance obligations. Federal laws are also under consideration that may create additional compliance obligations and penalties.

Various regulatory agencies in the United States and in foreign jurisdictions continue to examine a wide variety of issues which may be applicable to us and may impact our business. These issues include identity theft, account management guidelines, privacy, disclosure rules, cybersecurity, and marketing. As our business continues to develop and expand, we continue to monitor the additional rules and regulations that may become relevant or applicable to our business.

Any actual or perceived failure to comply with legal and regulatory requirements may result in, among other things, revocation of required licenses or registrations, loss of approved status, private litigation, regulatory or governmental investigations, administrative enforcement actions, sanctions, civil and criminal liability, and constraints on our ability to continue to operate. For an additional discussion on governmental regulation affecting our business, please see the risk factors related to regulation of our payments business and regulation in the areas of privacy and data use, under the section titled “Risk Factors — Risks Related to our Business and Industry.”

Intellectual Property

We seek to protect our intellectual property rights by relying upon a combination of contractual measures as well as trademark, copyright, and trade secret laws.

We rely on trade secrets and confidential information to develop and maintain our competitive position. It is our practice to enter into confidentiality and invention assignment agreements (or similar agreements) with our employees, consultants, and contractors involved in the development of intellectual property on our behalf. We also enter into confidentiality agreements with other third parties in order to limit access to, and disclosure and use of, our confidential information and proprietary information. We further control the use of our proprietary technology and intellectual property through provisions in our terms of service.

As of December 31, 2021, we had 39 trademark applications and registrations for certain of our logos. We will pursue additional trademark registrations to the extent we believe it would be beneficial and cost effective. We also own several domain names, including www.avidxchange.com.

Patents have not historically been a significant part of our intellectual property strategy. We may however pursue patent protection in the future to the extent we believe it would be beneficial and cost effective.

From time to time we may also use or incorporate certain intellectual property licensed from third parties, including under certain open-source licenses. Even if any such third-party technology was not available to us on commercially reasonable terms, we believe that alternative technologies would be available as needed.

Despite our efforts to protect our intellectual property rights, they may not be respected in the future or may be invalidated, circumvented, or challenged. Our industry is characterized by the existence of a large number of patents and frequent claims and related litigation based on allegations of patent infringement or other violations of intellectual property rights.

We believe that competitors will try to develop products that are similar to ours and that may infringe our intellectual property rights. Our competitors or other third parties may also claim that our solutions infringe upon their intellectual property rights. In particular, some companies in our industry have extensive patent portfolios and are large and established and have greater resources than we do. From time to time, third parties have in the past and may in the future assert claims of infringement, misappropriation, and other violations of intellectual property rights against us or our customers or partners, with whom our agreements may obligate us to indemnify against these claims. Successful claims of infringement by a third party could prevent us from offering certain products or features, require us to develop alternate, non-infringing technology, which could require significant time and during which we could be unable to continue to offer our affected products, require us to obtain a license, which may not be available on reasonable terms or at all, or force us to pay substantial damages, royalties, or other fees. Moreover, our products may incorporate software components licensed to the general public under open-source software licenses. Open-source licenses may grant licensees broad permissions to use, copy, modify, and redistribute our platform. As a result, open-source development and license practices can limit the value of our software copyright assets.

For additional information about our intellectual property and associated risks, see the section titled “Risk Factors — Risks Related to our Business and Industry.”

Available Information

Our principal executive offices are located at 1210 AvidXchange Lane, Charlotte, NC 28206, and our phone number is (800) 560-9305.

We file annual, quarterly and special reports, proxy statements and other information with the SEC. The SEC maintains an Internet website at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including AvidXchange. We maintain an Internet website at www.avidxchange.com. Information found on our website or that can be accessed through our website is neither part of this annual report on Form 10-K nor any other report filed with the SEC. You may obtain a copy of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports on our Internet website on the earliest practicable date following the filing with the SEC.

ITEM 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. You should consider and carefully read all of the risks and uncertainties described below, as well as other information included in this Annual Report on Form 10-K, including our Consolidated Financial Statements and related notes appearing elsewhere in this Annual Report on Form 10-K, before making an investment decision. The risks described below are not the only ones we face. The occurrence of any of the following risks or additional risks and uncertainties not presently known to us or that we currently believe to be immaterial could materially and adversely affect our business, financial condition or results of operations. In such case, the trading price of our common stock could decline, and you may lose some or all of your original investment. As discussed in the section titled "Special Note Regarding Forward Looking Statements," this Annual Report on Form 10-K also contains forward-looking statements and estimates that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of specific factors, including the risks and uncertainties described below.

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
•
Political tensions resulting in economic instability, such as due to military activity or civil hostilities among Russia and Ukraine and the related response, including sanctions or other restrictive actions, by the United States and/or other countries could adversely affect our industry, business and results of operations.
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
•
We have identified material weaknesses in our internal control over financial reporting, and if we are not able to remediate these material weaknesses, identify additional material weaknesses in the future or otherwise fail to design, implement, and maintain an effective internal control over financial reporting, we may be unable to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.
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

We were incorporated in 2000 and have experienced net losses and negative cash flows from operations since inception. We generated net losses of $199.6 million, $101.2 million and $93.5 million during the years ended December 31, 2021, 2020 and 2019, respectively. We had an accumulated deficit of $871.9 million and $672.3 million as of December 31, 2021 and December 31, 2020, respectively. Our losses and accumulated total stockholders’ deficit up to our IPO reflect the substantial investments we have made in our people, products and services, and technology, and to acquire new buyers and suppliers. While we have experienced significant revenue and transaction volume growth in recent years, we are not certain whether or when we will be able to achieve or maintain profitability in the future.

We also expect our costs and expenses to increase in future periods. In particular, we intend to continue to expend significant funds to invest in our people, products and services, technology, and the AvidPay Network and to expand our sales and marketing teams and invest in strategic partnerships and system integrations. We expect our general and administrative costs to also increase, but in general at a slower rate than our other operating expenses, for the foreseeable future. If we are not able to reduce or maintain the costs of providing our services, we could face competitive pricing pressure. If we are unable to continue to grow our revenue, or to reduce or maintain the costs of providing our services, we could continue to suffer increasing operating losses.

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

Given the highly fragmented nature of the middle market, and the unique challenges faced by middle market customers, the lack of certain product features, product functionality and system integrations has from time to time limited our ability to sell our products and services more deeply into certain of the sub-markets and industries that we serve and has limited our ability to expand into new industry verticals and sub-markets. If we are unable to deliver new product and services features and functionalities and system integrations, or keep pace with current technological developments, in each case in a timely manner, or if our new product and services features and functionalities and system integrations do not achieve acceptance in the market and industries we serve, our competitive position may be impaired, and our potential to generate new revenue or to retain existing revenue could be diminished. The adverse effect on our financial results may be particularly acute because of the significant research, development, marketing, sales, and other expenses we will have incurred in connection with the new functionality and services.

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
•
manage the effects of the COVID-19 pandemic, including the spread of variants such as the Delta and Omicron variant, on our business and operations including our sales and marketing efforts;

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

Companies that currently focus on providing solutions to enterprise businesses or SMBs may seek to expand the offering of their solutions to midmarket customers which would be more directly competitive with the products and services that we offer and we are continuing to see increased competition in the middle market from competitors going upstream and downstream from their traditional markets. New entrants not currently considered to be competitors may also enter the market through acquisitions, partnerships, or strategic relationships.

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

We processed approximately 62 million transactions for our customers in 2021. We have grown rapidly and seek to continue to grow, and although we maintain risk management processes, our business is always subject to the risk of financial losses as a result of operational errors, software defects, service disruption, third party fraud, employee misconduct, security breaches, credit losses, or other similar actions or errors. Furthermore, for 2018 and throughout 2021, we identified a material weakness in our internal control over financial reporting relating to our reconciliation of funds held for customers. While we have remediated this material weakness in 2021, we may experience additional material weaknesses in the future.

As a provider of AP and payment solutions, we collect and transfer funds on behalf of our customers. Software errors in our platform and operational errors by our employees and business partners may also expose us to losses. Moreover, our trustworthiness and reputation are fundamental to our business. As a provider of cloud- based software for complex back-office financial operations, the occurrence of any operational errors, software defects, service disruption, third party fraud, employee misconduct, security breaches, credit losses or other similar actions or errors on our platform could result in financial losses to our business and our customers, loss of trust, damage to our reputation, or termination of our agreements with strategic partners and accountants, each of which could result in:

•
loss of buyers and suppliers;
•
lost or delayed market acceptance and sales of our products and services;
•
legal claims against us, including warranty and service level agreement claims;
•
regulatory enforcement action;
•
diversion of our resources, including through increased service expenses; and
•
financial concessions, and increased insurance costs.

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

Cybersecurity incidents and malicious internet-based activity continue to increase generally, and providers of cloud-based services, including us, financial institutions and other providers of financial services, have frequently been targeted by such attacks. Additionally, we expect to see an increase in cybersecurity incidents and malicious internet-based activity, including events directed by state sponsored entities, resulting from the military activity and civil hostilities between Russia and Ukraine and the related sanctions and other restrictive actions imposed by the United States and other countries. These cybersecurity challenges, including threats to our own IT infrastructure or those of our customers or third-party providers, may take a variety of forms ranging from stolen bank accounts, business email compromise, customer employee fraud, supply-chain attacks ,ransomware, account takeover, check fraud, or cybersecurity attacks, to “mega breaches” targeted against cloud-based services and other hosted software, which could be initiated by individual or groups of hackers or sophisticated cyber criminals. A cybersecurity incident or breach could result in disclosure of data and intellectual property, or cause production downtimes and compromised data. We have in the past experienced cybersecurity incidents of limited scale such as phishing attempts to compromise employee email and malware. We may be unable to anticipate or prevent techniques used in the future to obtain unauthorized access or to sabotage systems because they change frequently and often are not detected until after an incident has occurred. As we increase our customer base and our brand becomes more widely known and recognized, third parties may increasingly seek to compromise our security controls or gain unauthorized access to our sensitive corporate information or our customers’ data.

We have administrative, technical, and physical security measures in place, and perform periodic penetration tests of our environment. We additionally have policies and procedures in place to contractually require service providers to whom we disclose data to implement and maintain reasonable privacy and security measures. However, if our protection or security measures or those of the previously mentioned third parties are inadequate or expose vulnerabilities or are breached as a result of third-party action, employee or contractor action or inaction, malfeasance, malware, phishing, hacking attacks, system error, software bugs or defects in our products, trickery, process failure, or otherwise, and, as a result, there is improper disclosure of, or someone obtains unauthorized access to or exfiltrates funds or sensitive information, including PII, on our systems or our partners’ systems, or if we suffer a ransomware or advanced persistent threat attack ,or if any of the foregoing is reported or perceived to have occurred, our reputation and business could be damaged. Recent high-profile security breaches and related disclosures of data by large institutions suggest that the risk of such events is significant, even if privacy protection and security measures are implemented and enforced. If sensitive information is lost or improperly disclosed or threatened to be disclosed, we could incur significant costs associated with remediation and the implementation of additional security measures, and may incur significant liability and financial loss, and be subject to regulatory scrutiny, investigations, proceedings, and penalties.

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

We earn a substantial portion of our revenue from VCC and ACH payment transactions paid to suppliers in our network and our growth is dependent upon the continued acceptance, security, and adoption of electronic payment types that result in interchange revenue on the amount of the transactions. During the fiscal year ended December 31, 2021, we earned approximately $150.7 million in revenue from VCC and AvidPay Direct paid through our network.

Although we expect businesses to continue to accept and adopt electronic forms of payment, we do not mandate a specific payment type in our network and the adoption rates of electronic payments in AP transactions could erode or grow more slowly than expected. Suppliers in our network select their preferred method of payment, which may include VCC, ACH, or check, based on their internal business rules, preferences, or perceived value, which may change at any time. Additionally, accounts receivable, or AR, service providers market and sell their AR services to suppliers and groups of supplier types in our network. These service providers may not accept electronic payments and may convert existing suppliers in our network that accept electronic payments to check. Suppliers in our network, and those AR service providers, may, with or without advance notice, prohibit or impose restrictions on the methods we use to provide or deliver electronic payments, including by changing or including restrictions in the terms of use or service of online portals through which we make payments, that we may not be aware of or be able to comply with, seek to negotiate reduced pricing, or charge fees in order to accept electronic payments. Certain suppliers, including, larger enterprise suppliers, industries and verticals are also less inclined to accept electronic forms of payment which may limit our ability to successfully expand into new industries or verticals. We have experienced, and may in the future experience, fluctuations in quarterly revenue resulting from suppliers or AR service providers changing their preferred method of payment in our network or leveraging data to reduce their interchange rates.

The revenue we receive from electronic payment transactions is also dependent upon a number of factors, many of which we do not control, including the continued acceptance and adoption by businesses of electronic payments, interchange rates which we expect may decline over time, fees charged by suppliers to accept electronic payments, buyer incentives, and the terms of our commercial agreements with third-party service providers that are involved in the payment process. Widespread adoption of new forms of electronic payments, such as real time payments, could also negatively impact the revenue we receive from electronic payment transactions.

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

To execute our business strategy, we must attract and retain highly qualified personnel. Our headquarters and primary center of employment is in Charlotte, North Carolina. In general, the talent pool in Charlotte may be smaller than in other geographic areas. Competition for executive officers, software developers and engineers, compliance and risk management personnel, and other key employees in our industry and location is intense and increasing, and we may not be able to attract the talent we need to grow and succeed. We compete with many other companies for software developers with high levels of experience in designing, developing, and managing cloud-based software and payment systems, as well as for skilled legal and compliance and risk operations professionals. The current regulatory environment related to immigration may increase the likelihood that immigration laws may be modified to further limit the availability of H1-B and other visas. If a new or revised visa program is implemented, it may impact our ability to recruit, hire, retain or effectively collaborate with qualified skilled personnel, including in the areas of artificial intelligence and machine learning, payment systems and risk management, which could adversely impact our business, operating results and financial condition. Many of the companies with which we compete for experienced personnel have greater resources than we do and can frequently offer such personnel substantially greater compensation than we can offer, and may be in geographies perceived by some employees as more desirable. If we fail to identify, attract, develop, and integrate new personnel, or fail to retain and motivate our current personnel, our growth prospects would be adversely affected.

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

We have also experienced, and may in the future experience, disruptions, outages and other performance problems that interfere with our customers’ ability to access and use our products and services. These events may be caused by a variety of factors, including capacity constraints due to increased use and transaction volumes, legacy infrastructure, architecture, code and processes, and software and human errors. It may become increasingly difficult to maintain and improve the performance of our platform and our products and services especially during peak usage times and as our solutions become more complex.

Any failure of or delay in our efforts to maintain, improve and scale our technology, infrastructure and platform could result in service interruptions, impaired system performance, and reduced customer satisfaction, resulting in decreased sales to new customers, lower renewal rates by existing customers, or higher rates of requested refunds, all of which could hurt our revenue growth. Even if we are successful in these efforts to scale our business, they will be expensive and complex, and require the dedication of significant management time and attention. We could also face inefficiencies or service disruptions as a result of our efforts to scale our internal infrastructure. We cannot be sure that the expansion and improvements to our internal infrastructure will be effectively implemented on a timely basis, if at all, and such failures could adversely affect our business, operating results, and financial condition.

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

We host our products and platform on a hybrid cloud platform leveraging public cloud infrastructure services and co-located infrastructure in datacenter facilities. Public cloud services are provided by Microsoft Azure, and others which include infrastructure as a service and use a service technologies platform. All products utilize resources operated by us through these providers, therefore, we depend on these third parties to protect their data centers against damage or interruption from natural disasters, power or telecommunications failures, criminal acts, and similar events. We have periodically experienced service disruptions in the past, and we cannot assure you that we will not experience interruptions or delays in our service in the future. Many of our core products are run in production from a single data center in Charlotte, North Carolina. If that data center were not available to us due to damage or otherwise, we would have to operate using our disaster recovery plan, as we do not have a fully redundant system for all of our core functions. This could cause substantial disruption in our operations if we were not able to move our main processes in a timely manner to a backup data center. We may also incur significant costs for using alternative equipment or taking other actions in preparation for, or in reaction to, events that damage the data storage services we use.

Although we have disaster recovery plans, any incident affecting the infrastructure of our third-party providers that may be caused by fire, flood, severe storm, earthquake, power loss, telecommunications failures, unauthorized intrusion, computer viruses and disabling devices, natural disasters, military actions, terrorist attacks, negligence, and other similar events beyond our control could negatively affect our platform. Any prolonged service disruption affecting our platform for any of the foregoing reasons could damage our reputation with current and potential customers, expose us to liability, cause us to lose customers, or otherwise harm our business. System failures or outages, including any potential disruptions due to significantly increased global demand on certain cloud-based systems during the COVID-19 pandemic, could compromise our ability to perform these functions in a timely manner, which could harm our ability to conduct business or delay our financial reporting.

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

Moreover, we are currently executing on a long-term strategy to transition to public cloud services completely and decommission on-premise infrastructure hosted in co-located datacenters. As this transition occurs, it is possible that the availability of the platform may be impacted and outages or disruptions may occur. Although we have a disaster recovery program, it does not yet provide full redundancy, so there will be a period of time that our platform will remain shut down while the transition to the back-up data centers take place. We were informed in June 2021 that our current lease for our core data center in Charlotte will terminate in September 2022. We have decided to accelerate the move of our infrastructure to public cloud services and remain on track to do so before September 2022. Any service disruption affecting our platform during such migration or while operating on the Azure cloud infrastructure could damage our reputation with current and potential customers, expose us to liability, cause us to lose customers, or otherwise harm our business.

Future acquisitions, strategic investments, partnerships, collaborations, or alliances could be difficult to identify and integrate, divert the attention of management, disrupt our business, dilute stockholder value, and adversely affect our operating results and financial condition.

Like we have in the past with our acquisitions of Piracle, Strongroom, Ariett, Entryless, BankTEL, and Core Associates and most recently FastPay, we may in the future seek to acquire or invest in businesses, products, or technologies that we believe could complement or expand our platform, enhance our technical capabilities, or otherwise offer growth opportunities. The pursuit of potential acquisitions may divert the attention of management and cause us to incur various expenses in identifying, investigating, and pursuing suitable acquisitions, whether or not such acquisitions are completed. In addition, we may not successfully identify desirable acquisition targets, or if we acquire additional businesses, we may not be able to integrate them effectively following the acquisition or effectively manage the combined business following the acquisition or achieve our desired synergies. Integration may prove to be difficult due to the necessity of integrating personnel with disparate business backgrounds and who are accustomed to different corporate cultures.

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

We have identified material weaknesses in our internal control over financial reporting as of December 31, 2021, and if we are not able to remediate these material weaknesses, identify additional material weaknesses in the future or otherwise fail to design, implement, and maintain effective internal control over financial reporting, we may be unable to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

We identified certain control deficiencies in our internal control over financial reporting that constituted material weaknesses as of December 31, 2021. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. Our evaluation was based on the Committee of Sponsoring Organizations of the Treadway Commission (COSO) Internal Control—Integrated Framework (2013). These material weaknesses are as follows:

•
We lack a sufficient complement of personnel with an appropriate level of accounting knowledge, training, and experience to appropriately analyze, record and disclose accounting matters timely and accurately. This material weakness contributed to an additional material weakness in which we did not design and maintain effective controls over the preparation and review of the statement of cash flows.

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

To respond to these material weaknesses, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effect.

Any failure to design, implement, and maintain effective internal control over financial reporting, could adversely impact our ability to report our financial position and results of operations on a timely and accurate basis, which may cause investors to lose confidence in our reported financial information. Ineffective internal control over financial reporting could limit our access to capital markets, adversely affect our results of operations and/or lead to a decline in the trading price of our common stock. If our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our common stock is listed. Additionally, ineffective internal control over financial reporting could expose us to an increased risk of fraud or misappropriation of assets and subject us to potential delisting from the stock exchange on which we list our common stock, to other regulatory investigations, and to civil or criminal sanctions.

Customer funds held by us are subject to market, interest rate, credit, and liquidity risks, as well as general economic and political conditions. The loss of these funds could have a material adverse effect on our business, financial condition, and results of operations.

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

In the event of a financial crisis, such as that experienced in 2008 and such as that which has resulted, or may result, from the COVID-19 pandemic, political tensions resulting in economic instability, such as due to military activity or civil hostilities among Russia and Ukraine and the related response, including sanctions or other restrictive actions, by the United States and/or other countries, or other similar events, employment levels and interest rates may decrease with a corresponding impact on our business. As a result, we could experience a constriction in the availability of liquidity, which may impact our ability to fulfill our obligations to enable the movement of customer funds to the intended recipients. Additionally, we rely upon certain banking partners and other third parties to originate ACH payments, process checks, execute wire transfers, and issue VCCs, and these banking partners and other third parties could be similarly affected by a liquidity shortage or sanctions or other restrictive actions by governmental agencies, which may further exacerbate our ability to operate our business. Any material loss of or inability to access customer funds could have an adverse impact on our cash position and results of operations, could require us to obtain additional sources of liquidity, and could have a material adverse effect on our business, financial condition, and results of operations.

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

Our relationships with accounting and ERP solutions partners are integral to our ability to deliver our products and services particularly to our buyer customers. We rely upon their cooperation to develop and maintain integrations between our products and services and their respective solutions. These integrations allow information to be communicated between our products and services and our customers’ accounting systems. These partners may also market and promote our products and services to customers. We may also compete with accounting and ERP solution providers from time to time that have developed or offer third party products and services that are competitive with our products and services.

Furthermore, if our current partners decided instead to design their own AP solutions, that could harm our business.

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

For example, our partners may require us to submit to an exhaustive security audit, given the sensitivity and importance of storing their customer billing and payment data on our platform. As a result, formalizing and maintaining new strategic partner relationships involve a degree of effort and risks that may not be present or that are present to a lesser extent with direct customer sales. With strategic partners, the decision to enter into a relationship with us frequently requires the approval of multiple management personnel and technical personnel. Additionally, sales to strategic partners’ customers may require us to invest more time educating and selling to these potential customers. Purchases of our services by customers of strategic partners are also frequently subject to delays and require considerable efforts to negotiate and document relationships with them. Further, we may integrate our platform with our strategic partners’ own websites and apps, which requires significant time and resources to design and deploy both before and after marketing and sales efforts begin. If we are unable to increase sales of our services through strategic partners and to manage the costs associated with these relationships, including without limitation, integrating with their systems and ongoing training for their marketing and sales personnel, our business, financial position, and operating results may be adversely affected.

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

We rely on our reputation and recommendations from key buyers and strategic partners in order to promote our platform. The loss of any of our key buyers or strategic partners could have a significant impact on our revenues, reputation and our ability to obtain new customers. Some of our key buyers have the ability to terminate their existing agreements without cause prior to the expiration of the applicable term and our suppliers, including our larger suppliers, are under no obligation to accept payments in a particular format. In addition, acquisitions of our buyers could lead to cancellation of our contracts with those customers or by the acquiring companies, thereby reducing the number of our existing and potential customers.

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

Uncertain or weakened economic conditions, including as a result of COVID-19 and the conflict in Ukraine, have adversely affected and may continue to adversely affect our industry, business and results of operations resulting in a negative impact on new sales.

Our overall performance depends on general economic conditions, which may be challenging at various times in the future. Financial developments seemingly unrelated to us or our industry may adversely affect us. Domestic and international economies have from time-to-time been impacted by falling demand for a variety of goods and services, tariffs and other trade issues, threatened sovereign defaults and ratings downgrades, restricted credit, threats to major multinational companies, poor liquidity, reduced corporate profitability, volatility in credit, equity and foreign exchange markets, bankruptcies and overall uncertainty. For example, COVID-19 has created and may continue to create significant uncertainty in global financial markets and the long-term economic impact of COVID-19 is highly uncertain. Additionally, the conflict between Russia and Ukraine has created and is likely to continue to create significant uncertainty in global financial markets although the short and long-term impact of this conflict on the domestic economy and our business is highly uncertain at this time.

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

Natural catastrophic events and man-made problems such as power-disruptions, computer viruses, data security breaches, war and terrorism may disrupt our business.

Natural disasters or other catastrophic events may cause damage or disruption to our operations, international commerce and the global economy, and thus could harm our business. We have a large employee presence in Charlotte, North Carolina and smaller employee groups in Los Angeles, California, Houston, Texas, Salt Lake City, Utah, Birmingham, Alabama, Columbus, Mississippi, Somerset, New Jersey and Framingham, Massachusetts, and our primary co-located data center is located in North Carolina. In the event of a major earthquake, hurricane or catastrophic event such as fire, power loss, telecommunications failure, vandalism, cyber-attack, war, or terrorist attack, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in our application development, lengthy interruptions in our products, breaches of data security, and loss of critical data, all of which could harm our business, operating results, and financial condition.

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

The COVID-19 outbreak has materially impacted the U.S. and global economies and could continue to have a material adverse impact on our employees, customers and strategic partners. Beginning generally in March 2020, the outbreak of COVID-19, caused by a novel strain of the coronavirus became increasingly widespread in the United States and worldwide. Throughout 2020 and 2021, infection and hospitalization rates in the United States varied and reached record levels at various times—in many cases notwithstanding concurrently increasing rates of vaccination— largely due to the emergence of new variants that are thought to be more contagious (such as the “Delta” and "Omicron" variants). Vaccines for COVID-19 and vaccine boosters have been developed and continue to be administered in the United States and globally, however, uncertainty remains regarding the availability and efficient distribution and administration of vaccines worldwide as well as long-term vaccine efficacy of vaccines particularly against new variants. Additionally, ongoing uncertainty remains regarding vaccine receptivity and, in turn, the extent to which vaccination rates will dictate government-imposed restrictions across the markets in which we transact business.

As a result, many jurisdictions in the United States implemented, and may in the future implement, measures to try to contain the virus or mitigate the associated harm, such as imposing restrictions on travel, social and business gatherings, schools, and the workplace. Throughout 2021 many business establishments closed or restricted hours or operations due to such government-imposed restrictions. As virus positivity rates and hospitalization rates fluctuate, and although we have recently seen governmental entities relax mandated restrictions, we cannot accurately forecast the potential impact of additional outbreaks as government restrictions continue to be relaxed, the impact of further shelter-in-place or other government restrictions that are implemented in response to new outbreaks, or the impact on the ability of our buyers and suppliers to remain in business, each of which could continue to have an adverse impact on our business. Due to the uncertainty of the COVID-19 pandemic, we will continue to assess the situation, including abiding by any government-imposed restrictions, market-by-market.

We are unable to accurately predict the ultimate impact that the COVID-19 pandemic will continue to have on our business and on our buyers and suppliers’ operations going forward. These uncertainties will be dictated by the length of time that the disruptions resulting from the pandemic continue, which will, in turn, depend on the currently unknowable duration and severity of the COVID-19 pandemic including any new variants, the impact of new or ongoing governmental regulations that might be imposed in response to the pandemic, the effectiveness and wide-spread availability of the vaccine, the speed and extent to which normal economic and operating conditions will resume, and overall changes in consumer behavior.

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

In response to the outbreak, our company shifted to a work-from-home environment in accordance with its business continuity policy. Although we have re-opened most of our office locations, and have invited our employees to return to the office, our return to the office poses additional risks and operational challenges for us. The re-opening of our offices has and may continue to require us to make material investments in the design, implementation and enforcement of new workplace safety protocols. Additionally, any incidents of actual or perceived transmission may require us to temporarily close an impacted office, disrupt our operations, expose us to liability from employee claims, adversely impact employee productivity and morale, and even result in negative publicity and reputational harm. Furthermore, it is possible that local authorities could impose stay at home orders in jurisdictions where we have opened our offices, which would require us to close our offices once again and resume remote operations. Even if we follow what we believe to be best practices, it is unlikely that our measures will completely prevent the transmission of COVID-19 between workers and, because governmental restrictions and positivity rates vary by jurisdiction, to the extent the jurisdictions in which we transact business are subject to relatively strict restrictions, COVID-19 could disproportionately adversely affect our operations relative to our competitors.

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

Other Regulation

Our success and increased visibility may result in increased regulatory oversight and enforcement and more restrictive rules and regulations that apply to our business. We are subject to a wide variety of local, state and federal laws, rules, regulations, licensing schemes, and industry standards in the United States, which govern numerous areas important to our business. We will likely become subject to additional laws, rules, regulations, licensing schemes, and industry standards in other jurisdictions if we expand our operations internationally in the future. In addition to those laws and regulations described elsewhere, our business is also subject to, without limitation, rules and regulations applicable to: securities, labor and employment, immigration, competition, data usage and marketing and communications practices. These are subject to change, including by means of legislative action and/or executive orders and by way of evolving interpretations and applications of existing statutory and regulatory regimes by the applicable regulatory authorities. Thus, it may be difficult to predict how these changes will apply to our business and the way we conduct our operations, particularly as we introduce new products and services and expand into new jurisdictions. We may not be able to respond quickly or effectively to regulatory, legislative, or other developments, which, in turn, may impair our ability to offer our existing or planned features, products, and services and/or increase our cost of doing business.

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

The U.S. federal government and various state and foreign governments have adopted or proposed limitations on the collection, distribution, use, and storage of data relating to individuals and businesses, including the use of contact information and other data for marketing, advertising, and other communications with individuals and businesses. In the United States, various laws and regulations apply to the collection, processing, disclosure, and security of certain types of data. The laws and regulations relating to privacy and data security are evolving, can be subject to significant change, and may result in ever-increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions. Additionally, the scope and interpretation of the laws that are or may be applicable to us are often uncertain and may be conflicting, as a result of the rapidly evolving regulatory framework for privacy issues worldwide.

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

Although we currently only operate in the United States, in the future, we may seek to expand internationally. In that case, we would become subject to additional laws and regulations, and would need to implement new controls to comply with applicable laws and regulations. We are required to comply with U.S. export control and economic and trade sanctions administered by the OFAC. We have implemented policies and procedures designed to ensure compliance with these regulations and requirements, as well as similar requirements in other jurisdictions, to the extent applicable. However, we cannot assure you that such policies and procedures will effectively prevent violations of these laws in the future. If we fail to comply with applicable export control and economic and trade sanctions laws, we could be subject to fines or other enforcement actions, which could adversely affect our business. We are also subject to various AML and counter-terrorist financing laws and regulations around the world that prohibit, among other things, our involvement in transferring the proceeds of criminal activities. In the United States, most of our services are subject to AML laws and regulations, including the Bank Secrecy Act of 1970, as amended by the USA PATRIOT Act of 2001, and its implementing regulations, or collectively, the BSA, and other similar laws and regulations. The BSA, among other things, requires money transmitters to develop and implement risk-based AML programs, to report large cash transactions and suspicious activity, and, in some cases, to collect and maintain information about customers who use their services and maintain other transaction records. Regulators in the U.S. and globally continue to increase their scrutiny of compliance with these obligations, which may require us to further revise or expand our compliance program, including the procedures we use to verify the identity of our customers and to monitor transactions on our system, including payments to persons outside of the United States. Regulators regularly re-examine the transaction volume thresholds at which we must obtain and keep applicable records or verify identities of customers, and any change in such thresholds could result in greater costs for compliance. Regulators and third-party auditors have identified gaps in our AML program, and we could be subject to potentially significant fines, penalties, inquiries, audits, investigations, enforcement actions, and criminal and civil liability if such gaps are not sufficiently remediated or our AML program is found to violate the BSA by a regulator.

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

The vast majority of states have considered or adopted laws that impose tax collection obligations on out-of-state companies. States where we have a nexus may require us to calculate, collect, and remit taxes on sales in their jurisdiction. Additionally, the Supreme Court of the U.S. ruled in South Dakota v. Wayfair, Inc. et al ("Wayfair") that online sellers can be required to collect sales and use tax despite not having a physical presence in the buyer’s state. In response to Wayfair, or otherwise, states or local governments may enforce laws requiring us to calculate, collect, and remit taxes on sales in their jurisdictions. We may be obligated to collect and remit sales and use tax in states in which we have not historically collected and remitted sales and use tax. A successful assertion by one or more states requiring us to collect taxes where we historically have not or presently do not do so could result in substantial tax liabilities, including taxes on past sales, as well as penalties and interest. The imposition by state governments or local governments of sales tax collection obligations on out-of-state sellers could also create additional administrative burdens for us, put us at a perceived competitive disadvantage if they do not impose similar obligations on our competitors, and decrease our future sales, which could adversely affect our business and operating results.

Our ability to use our net operating losses, or NOLs, to offset future taxable income may be subject to certain limitations.

As of December 31, 2021, our federal and state NOL carryforwards were $391.7 million and $365.2 million, respectively. The federal NOLs include approximately $143.3 million that may be used to offset up to 100% of future taxable income and the federal and state NOLs started to expire in the calendar year 2020, and will expire in future periods unless previously utilized. The NOL carryforwards subject to expiration could expire unused and be unavailable to offset future income tax liabilities.

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

In order to protect our intellectual property rights, we may be required to spend significant resources to monitor and protect these rights. Litigation may be necessary in the future to enforce our intellectual property rights and to protect our intellectual property. Litigation brought to protect and enforce our intellectual property rights could be costly, time-consuming and distracting to management and could result in the impairment or loss of portions of our intellectual property. Furthermore, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims and countersuits attacking the validity and enforceability of our intellectual property rights .An adverse determination of any litigation proceedings could put our intellectual property at risk of being invalidated or interpreted narrowly and could put our related patents, patent applications and trademark filings at risk of not being issued or being cancelled. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential or sensitive information could be compromised by disclosure in the event of litigation. Our inability to protect our proprietary technology against unauthorized copying or use, as well as any costly litigation or diversion of our management’s attention and resources, could delay further sales or the implementation of our platform, impair the functionality of our platform, delay introductions of new functionality to our platform, result in our substituting inferior or more costly technologies into our platform, or injure our reputation. We will not be able to protect our intellectual property if we are unable to enforce our rights or if we do not detect unauthorized use of our intellectual property. Moreover, policing unauthorized use of our technologies, trade secrets and intellectual property may be difficult, expensive and time-consuming, particularly in foreign countries where the laws may not be as protective of intellectual property rights as those in the United States and where mechanisms for enforcement of intellectual property rights may be weak. If we fail to meaningfully protect our intellectual property and proprietary rights, our business, operating results and financial condition could be adversely affected.

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
•
political tensions resulting in economic instability, such as due to military activity or civil hostilities among Russia and Ukraine and the related response, including sanctions or other restrictive actions, by the United States and/or other countries; and
•
other events or factors, including those resulting from COVID-19, political conditions, election cycles, war or incidents of terrorism, or responses to these events.

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

The price of our common stock could decline if there are substantial sales of our common stock, particularly sales by our directors, executive officers, and significant stockholders. We had a total of 196,836,812 shares of our common stock outstanding as of March 4, 2022. Our executive officers, directors, and other stockholders and option holders owning a significant amount of our common stock and options to acquire common stock are subject to a lock-up agreement with respect to their shares. These lock up agreements expire immediately prior to open of trading on Nasdaq on March 10, 2022.

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

As a result, our stockholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if our total annual gross revenues exceed $1.07 billion, if we issue more than $1.0 billion in non-convertible debt securities during any three-year period, or if we are a large accelerated filer and the market value of our common stock held by non-affiliates exceeds $700 million as of the end of any second quarter before that time. We cannot predict if investors will find our common stock less attractive if we choose to rely on any of the exemptions afforded to emerging growth companies. If some investors find our common stock less attractive because we rely on any of these exemptions, there may be a less active trading market for our common stock and the market price of our common stock may be more volatile.

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

We are also required, pursuant to Section 404, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting commencing with our second annual report on Form 10-K. Effective internal control over financial reporting is necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, is designed to prevent material misstatements due to fraud or error. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could cause us to fail to meet our reporting obligations. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

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

We have 196,836,812 shares of common stock outstanding as of March 4, 2022 and our restated certificate of incorporation authorizes us to issue 1.6 billion shares of common stock and 50 million shares of preferred stock. Our board of directors will have the authority to determine the preferences, limitations and relative rights of the shares of preferred stock and to fix the number of shares constituting any series and the designation of such series, without any further vote or action by our stockholders.

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

As of March 4, 2022, we have reserved 27,863,262 shares of common stock for issuance under our 2021 Plan, which amount is increased by shares subject to outstanding awards under our previous equity incentive plans that expire, are forfeited, or otherwise terminate, are settled in cash or are reacquired or withheld (or not issued) to satisfy a tax withholding obligation or the purchase or exercise price. The number of shares of common stock that will be reserved for issuance under our 2021 Plan will automatically increase on January 1 of each year by the lesser of (i) 5% of the total number of shares of our common stock outstanding on December 31 of the immediately preceding year or (ii) 18,023,020 shares. Any common stock that we issue, including under our current equity incentive plans or other equity incentive plans that we may adopt in the future, would dilute the percentage ownership held by the owners of our common stock. We have filed a registration statement on Form S-8 under the Securities Act, to register shares of our common stock or securities convertible into or exchangeable for shares of our common stock issued pursuant to our current equity incentive plans, including our 2021 Plan and our employee stock purchase plan. Any such Form S-8 registration statements will automatically become effective upon filing. Accordingly, shares issued under such plans will be available for sale in the open market.

ITEM 1B. Unresolved Staff Comments.

None.

ITEM 2. Properties.

We lease our approximately 201,000 square foot built to suit corporate headquarters in Charlotte, North Carolina pursuant to a lease with an initial term that expires in 2032.

We have additional offices in Los Angeles, California, Sandy, Utah, Houston, Texas, Birmingham, Alabama, Columbus, Mississippi and Framingham, Massachusetts and we have coworking space in Somerset, New Jersey and Marshfield, Massachusetts. In December 2021, we acquired a building that we were previously leasing comprised of approximately 60,000 square feet of office space that we use as flex space and to support our operations and additional real estate parcels that are adjacent to our corporate headquarters. We may further expand our facilities capacity as our employee base grows and we own approximately 17.1 acres of land adjacent to our current headquarters for future expansion.

ITEM 3. Legal Proceedings.

From time to time, we may be subject to legal proceedings and claims in the ordinary course of business, including commercial, intellectual property, employment, class action, whistleblower, and other litigation and claims, as well as governmental and other regulatory investigations and proceedings. In addition, third parties may from time to time assert claims against us in the form of letters and other communications. We are not currently a party to any legal proceedings that we believe to be material to our business or financial condition. The results of any future litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.

ITEM 4. Mine Safety Disclosures.

None.

PART II.

ITEM 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information for Common Stock

Our common stock has been listed on the Nasdaq Global Select Market under the symbol “AVDX” since October 13, 2021. Prior to that date, there was no public trading market for our common stock.

Holders of Record

As of March 4, 2022, we had 468 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Dividend Policy

We have not declared any cash dividends since becoming a public company. We currently intend to retain any future earnings to finance the growth and development of the business and, therefore, do not anticipate paying any cash dividends in the foreseeable future. In addition, our ability to pay dividends is restricted by the 2019 Credit Agreement, as discussed in Item 1A “Risk Factors,” Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 8 "Long-term Debt" of the Notes to Consolidated Financial Statements contained within this Annual Report. Any future determination to pay cash dividends will be at the discretion of our board of directors and will be dependent upon our future financial condition, results of operations and capital requirements, general business conditions and other relevant factors as determined by our board of directors.

Recent Sales of Unregistered Securities; Use of Proceeds

Recent Sales of Unregistered Securities

The following sets forth information regarding all unregistered equity securities sold in the three months ended December 31, 2021:

•
Upon the closing of the IPO on October 15, 2021:
o
All shares of outstanding convertible preferred stock (other than senior preferred stock) automatically converted into 111,142,439 shares of our common stock.
o
All shares of senior preferred stock were converted into redeemable preferred stock and convertible common stock.
▪
The resulting redeemable preferred stock was redeemed for $169 million.
▪
The resulting convertible common stock was converted into 1,455,306 shares of our common stock.
o
We issued 740,190 shares of common stock in a net exercise of the 797,652 warrants.
o
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
•
On October 15, 2021, we transferred the first installment of 165,729 shares of common stock to a philanthropic partner, Foundation for the Carolinas and its affiliate Community Investments Foundation, in connection with an agreement between the parties dated October 1, 2021. Pursuant to this agreement we intend to provide annual ongoing grants of 10% of the pledged shares for a period of ten years, subject in each case to the approval of our board of directors.

None of the foregoing transactions involved any underwriters, underwriting discounts or commissions, or any public offering. Unless otherwise stated, the sales of the above securities were deemed to be exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act (and Regulation D or Regulation S promulgated thereunder) as transactions by an issuer not involving any public offering. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed on the share certificates issued in these transactions. All recipients had adequate access, through their relationships with us, to information about us. The sales of these securities were made without any general solicitation or advertising.

Use of Proceeds

On October 12, 2021, our Registration Statement on Form S-1, as amended (Reg. No. 333-259632), was declared effective in connection with the IPO of our common stock, pursuant to which we issued and sold 26,400,000 shares of common stock, par value $0.001 per share. The price per share to the public was $25.00. Gross proceeds from the IPO were $660.0 million and net proceeds, after deducting (i) underwriters’ discounts and commissions and (ii) offering expenses of $11.8 million, were approximately $608.6 million. Following the sale of these shares, the offering terminated. Shares of our common stock began trading on the Nasdaq Global Select Market on October 13, 2021.

On October 15, 2021, we used $169.0 million of the net proceeds to redeem the shares of redeemable preferred stock issuable upon conversion of our senior preferred stock.

On November 15, 2021, the underwriters notified us of the partial exercise of the overallotment option. Upon closing on November 18, 2021, we issued 544,928 shares of common stock at the offering price of $25.00 per share and received net proceeds of $12.8 million after deducting underwriters' discounts and commissions.

There have been no material changes in the planned use of proceeds from the IPO from those described in our Final Prospectus.

Stock Performance Graph

The following shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or incorporated by reference into any of our other filings under the Exchange Act or the Securities Act of 1933, as amended, except to the extent we specifically incorporate it by reference into such filing.

This chart compares the cumulative total return on our common stock with that of the Russell Mid Cap Index, S&P 400 Information Technology Index, and Russell 2000 Index. The chart assumes $100 was invested at the close of market on October 13, 2021, in the common stock of AvidXchange Holdings, Inc., the S&P 500 Index and the KFT Nasdaq Financial Technology Index, and assumes the reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

	Base Period
Company / Index	10/13/2021	10/29/2021	11/30/2021	12/31/2021
AvidXchange Holdings, Inc.	$100.00	$89.13	$85.65	$60.38
Russell Mid Cap Index	$100.00	$103.49	$99.75	$103.68
S&P 400 Information Technology Index	$100.00	$105.68	$100.22	$105.39
Russell 2000 Index	$100.00	$102.46	$98.08	$100.15

ITEM 6. (Reserved)

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and related notes and other financial information appearing elsewhere in this Annual Report on Form 10-K. As discussed in the section titled "Special Note Regarding Forward Looking Statements," the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors” included in Item 1A of Part I of this Annual Report on Form 10-K, and the risks discussed below and in our other SEC filings. The accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations gives effect to the four-for-one stock split effected on September 30, 2021.

Overview

We are a leading provider of AP automation software and payment solutions for middle market businesses and their suppliers. Our SaaS-based, end-to-end software and payment platform digitizes and automates the AP workflows for more than 8,000 businesses (our buyers) and we have made payments to more than 825,000 supplier customers of our buyers (suppliers) over the past five years. While acquiring new and retaining existing relationships with buyers and suppliers are important to our business, the growth of our business is ultimately dependent upon the number of transactions we process, as well as our total payment volume. We developed our technology platform through years of working to solve our buyers’ unique middle market workflow challenges. Leveraging our deep domain expertise, we purpose-built a powerful two-sided network that connects buyers and suppliers, drives digital transformation, increases efficiency and accuracy in AP workflows, accelerates payments, enables insight into critical analytics, and lowers operating costs for our buyers.

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

Our customers operate across a variety of verticals in which we have deep domain expertise, including real estate, HOAs, construction, financial services (including banks and credit unions), healthcare facilities, social services, education, and media. Certain segments of our customers, particularly the customers we acquired through the FastPay acquisition that focus on political advertising within our media vertical, are subject to seasonal and cyclical trends. In 2021, we processed approximately 62 million transactions representing over $180 billion in spend under management across our platform and, of that, moved $52 billion in total payment volume from our buyers to their suppliers. Spend under management represents the sum of (i) the aggregate dollar amount of payments processed by us, plus (ii) the aggregate dollar amount represented by the total number of invoices processed by us, in each case, during the specified period. As described in more detail below, we generate revenue from each transaction processed on a per transaction basis and earn interchange revenue from a portion of the total payment volume.

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

One of the ways that we evaluate our revenue model is by looking at our net transactions processed retention rate. We calculate the net transactions processed retention rate for a current period by dividing the (i) number of total transactions processed for customers in the comparable prior period by (ii) the number of total transactions processed for the same customers in the current period. Accordingly, the net transactions processed retention rate is calculated solely based on transactions of prior period customers in the current period, regardless of whether or not the prior period customer remains a customer in the current period. Correspondingly, customers in the current period that were not customers in the prior period are excluded from the current period calculation of the net transactions processed retention rate. Net transactions processed retention rate, together with our key metric Transactions Processed (as described below in the section titled “Key Financial and Business Metrics”), enables us to both assess transaction volume attributable to retained customers in a period as well as determine transaction volume attributable to new customers during the same period. This annual metric allows us to quantify the activity of retained customers over time and illustrates both retention and expansion of the volume of total transactions processed for such customers. Our net transactions processed retention rate from 2018 to 2019 was 105%, from 2019 to 2020 it was 102%, and from 2020 to 2021 it was 107%.

We have a highly visible revenue model based on the durability of our buyer relationships and the recurring nature of the revenues we earn. Our revenues are derived from multiple sources, predominantly through software revenue from our buyers and revenue from payments made to their suppliers. The table below represents our revenues disaggregated by type of service performed (in thousands):

	Year Ended December 31,
Disaggregation of Revenue:	2021	2020	2019
Software revenue	$87,885	$68,063	$50,147
Payment revenue	157,930	115,745	98,335
Services revenue	2,594	2,120	1,102
Total revenues	$248,409	$185,928	$149,584

Software revenue, payment revenue and services revenue are described below in the section titled "Components of Results of Operations."

Impact of Covid-19 Pandemic

Notwithstanding current vaccinations and the gradual re-opening of the U.S. economy, the global COVID-19 pandemic, including the emergence of recently discovered variants that are thought to be more contagious (such as the increasingly widespread “Delta" and "Omicron" variants), continues to adversely affect commercial activity and has contributed to significant volatility in the financial markets, which may continue.

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

	Year Ended December 31,			Period-to-Period Change as Percentage
	2021	2020	2019	2021 to 2020	2020 to 2019
Transactions processed	62,457,962	52,757,295	44,825,421	18.4%	17.7%
Transaction yield	$3.98	$3.52	$3.34	13.1%	5.4%
Total payment volume (in millions)	$52,114	$37,880	$28,172	37.6%	34.5%

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

We define adjusted EBITDA as our net loss before depreciation and amortization of property and equipment, amortization of software development costs, amortization of acquired intangible assets, impairment and write-off of intangible assets, interest income and expense, income tax expense, stock-based compensation expense, transaction and acquisition-related costs, change in fair value of derivative instrument, charitable contributions of common stock, and non-recurring items not indicative of ongoing operations for our business. Other companies may define adjusted EBITDA differently.

In the beginning of the fourth quarter of 2021, we revised our definition of adjusted EBITDA to also exclude effects of charitable contributions of common stock. This revision to the definition had no impact on our reported adjusted EBITDA for periods prior to the fourth quarter of 2021.

We believe it is useful to exclude non-cash charges, impairment and write-off of intangible assets, stock-based compensation expense, change in fair value of derivative instrument, and charitable contribution of stock from our adjusted EBITDA because the amount of such expenses in any specific period may not directly correlate to the underlying performance of our business operations. We believe it is useful to exclude transaction and acquisition-related costs and non-recurring items not indicative of ongoing operations for our business as these items are not components of our core business operations. For the year ended December 31, 2021, non-recurring items was primarily comprised of an approximately $50 million non-cash charge for an amended financing advisory engagement letter and transaction and acquisition-related costs included approximately $15.7 million of IPO-related costs.

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

The following table presents a reconciliation of net loss to adjusted EBITDA for each of the periods indicated:

	Year Ended December 31,
Reconciliation of Net Loss to Adjusted EBITDA	2021	2020	2019
(in thousands)
Net loss	$(199,649)	$(101,246)	$(93,546)
Depreciation and amortization	30,738	27,514	22,340
Impairment and write-off of intangible assets	1,412	924	7,891
Interest income	(661)	(1,675)	(1,383)
Interest expense	20,108	20,080	17,259
Provision for income taxes	(4,660)	234	60
Stock-based compensation expense	21,428	1,630	1,379
Transaction and acquisition-related costs	20,949	1,352	2,363
Change in fair value of derivative instrument	26,128	7,537	555
Non-recurring items not indicative of ongoing operations	53,852	10,927	5,644
Charitable contribution of stock	4,143	-	-
Adjusted EBITDA	$(26,212)	$(32,723)	$(37,438)

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

Other Income (Expense)

Other income (expense) consists primarily of interest expense on our bank borrowings and headquarters finance leases, offset by interest income on non-customer corporate funds. Additionally, other income (expense) includes changes in the fair value of our derivative instrument, which required adjustments to fair value each reporting period until settled.

Income Tax Expense (Benefit)

Income tax expense (benefit) consists of federal and state income taxes.

Results of Operations

The following table sets forth our results of operations for the periods presented (in thousands, except share and per share data):

	Year Ended December 31,
	2021	2020	2019
Revenues	$248,409	$185,928	$149,584
Cost of revenues (exclusive of depreciation and amortization expense)	100,090	83,755	71,133
Operating expenses
Sales and marketing	63,939	47,910	39,583
Research and development	65,147	44,500	33,591
General and administrative	95,817	56,395	52,101
Impairment and write-off of intangible assets	1,412	924	7,891
Depreciation and amortization	30,738	27,514	22,340
Total operating expenses	257,053	177,243	155,506
Loss from operations	(108,734)	(75,070)	(77,055)
Other income (expense)
Interest income	661	1,675	1,383
Interest expense	(20,108)	(20,080)	(17,259)
Change in fair value of derivative instrument	(26,128)	(7,537)	(555)
Charge for amending financing advisory engagement letter - related party	(50,000)	-	-
Other expenses	(95,575)	(25,942)	(16,431)
Loss before income taxes	(204,309)	(101,012)	(93,486)
Income tax (benefit) expense	(4,660)	234	60
Net loss	$(199,649)	$(101,246)	$(93,546)

Deemed dividend on preferred stock	(9,500)	(43,414)	(6,494)
Accretion of convertible preferred stock	(15,141)	(21,682)	(7,906)
Net loss attributable to common stockholders	$(224,290)	$(166,342)	$(107,946)
Net loss per share attributable to common stockholders, basic and diluted	$(2.64)	$(3.34)	$(2.54)
Weighted average number of common shares used to compute net loss per share attributable to common stockholders, basic and diluted	85,061,417	49,738,252	42,526,716

Comparison of the Years Ended December 30, 2021 and 2020

Revenues

	Year Ended December 31,		Period-to-Period Change
	2021	2020	Amount	Percentage
	(in thousands)
Revenues	$248,409	$185,928	$62,481	33.6%

Total revenues increased $62.5 million or 33.6%. Software revenue increased $19.8 million, or 29.1%, primarily driven by the addition of new buyer invoice and payment transaction volume as well as the inclusion of $8.5 million of software revenue associated with the acquisitions of Core Associates, which closed in December 2020, and FastPay, which closed in July 2021. Payment revenue increased by $42.2 million, or 36.4%, driven primarily by increased electronic payments on the AvidPay Network with the addition of new buyer payment transaction volume and the inclusion of $4.8 million of payment revenue associated with the acquisition of FastPay. With the inclusion of services revenue, total revenues for 2021 include an aggregate of $13.7 million associated with the acquisitions of Core Associates and FastPay.

Cost of Revenues

	Year Ended December 31,
	2021		2020
		Percentage of		Percentage of	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(in thousands)
Cost of revenues (exclusive of depreciation and amortization expense)	$100,090	40.3%	$83,755	45.0%	$16,335	19.5%

The increase in cost of revenues (excluding depreciation and amortization expense) was due primarily to an increase in employee costs of $10.3 million. This increase is driven by hiring efforts to support the growth in our business as well as a $2.9 million impact related to headcount additions from our acquisitions of Core Associates and FastPay, which closed in December 2020 and

July 2021, respectively. The additional employees are supporting implementation and buyer and supplier experience services, SaaS product delivery and money movement. The remainder of the increase was primarily driven by increases in invoice and check processing fees of $3.0 million, increases in cloud hosting fees of $1.5 million related to a higher volume of transactions processed through our applications, and increases in reserves of $0.9 million for misdirected payments and Invoice Accelerator purchased invoices as we changed our estimate for the recoverability of supplier advance receivables. An additional increase of $1.3 million is attributable to impact of deferred implementation costs as amortization costs continue increase with the addition of new costs as well as more costs were deferred in the prior year.

Operating Expenses

	Year Ended December 31,
	2021		2020
		Percentage of		Percentage of	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(in thousands)
Sales and marketing	$63,939	25.7%	$47,910	25.8%	$16,029	33.5%
Research and development	65,147	26.2%	44,500	23.9%	20,647	46.4%
General and administrative	95,817	38.6%	56,395	30.3%	39,422	69.9%
Impairment and write-off of intangible assets	1,412	0.6%	924	0.5%	488	52.8%
Depreciation and amortization	30,738	12.4%	27,514	14.8%	3,224	11.7%

Sales and Marketing Expenses

The increase in sales and marketing expenses was due primarily to an increase of $8.8 million in employee costs (net of capitalized sales commissions), driven by a $3.1 million impact related to headcount additions from the acquisitions of Core Associates and FastPay plus organic headcount growth related to personnel directly engaged in acquiring new buyers and suppliers and in marketing our products and services. We experienced increases in marketing costs of $2.0 million and travel expenses of $0.5 million as events and sales-related travel increased compared to the low levels we experienced in 2020 due to the pandemic. We experienced increases in partner commissions of $3.0 million, of which $2.1 million were associated with the acquisition of Core Associates.

Research and Development Expenses

Research and development expenses increased primarily due to a $4.9 million increase in costs associated with engaging consultants and contractors to support the investment in our platform, and $19.7 million related to increased employee costs. The investments in our platform are intended to increase the quality, reliability and efficiency of our technology and include approximately $2.2 million of consultant and contractor costs associated with the acquisition of Core Associates which closed in December 2020. The increase in employee costs relates to both headcount and compensation increases and includes increases of $2.6 million associated with the acquisitions of Core Associates and FastPay. An additional increase of $0.6 million is attributable to recruiting costs as we expand our development teams. These increases were offset, in part, by a reduction in expense associated with capitalization of internally developed software of approximately $5.6 million.

General and Administrative Expenses

The increase in general and administrative expenses is attributable to a $17.3 million increase in employee costs and $1.2 million of professional and consulting fees and contract labor. The increases reflect the growth in our business and our preparation to operate as a public company and include $2.3 million of employee costs associated with the acquisition of FastPay which closed in July 2021. We experienced a $12.6 million increase in transaction-related costs driven primarily by expenses related to our IPO in October 2021, which include insurance premiums and deal consulting fees of $15.8 million, the value of donated common stock of $4.1 million, and termination fee of $3.8 million incurred in connection with real estate transactions executed in December 2021. The increases in transaction-related costs were partially offset by $11.0 million decrease related to vendor restructuring payment incurred in the previous year. We also experienced an increase in deal-related costs of $3.9 million associated with the FastPay acquisition and other activity during the year. An additional increase of $0.9 million is attributable to a decrease in amounts expected to receive under business incentive grants in the current period compared to the prior period.

Impairment and Write-Off of Intangible Assets

The impairment and write-off of intangible assets during 2021 and 2020 relates to internally developed software projects.

Depreciation and Amortization

Depreciation and amortization increased primarily due to the amortization of intangible assets associated with the acquisition of FastPay which closed in July 2021.

Other Income (Expense)

	Year Ended December 31,
	2021		2020
		Percentage of		Percentage of	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(in thousands)
Other Income (Expense)	$(95,575)	(38.5)%	$(25,942)	(14.0)%	$(69,633)	268.4%

Other income (expense) increased primarily due to a $50 million non-cash charge related to amending a financing advisory agreement with a related party which was settled by issuing common stock. Additionally, we experienced an $18.6 million increase in expense attributable to the net revaluation of a derivative instrument that was settled in connection with our IPO and a decrease in interest income of $1.0 million.

Income Tax Expense

	Year Ended December 31,
	2021		2020
		Percentage of		Percentage of	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(in thousands)
Income tax (benefit) expense	$(4,660)	(1.9)%	$234	0.1%	$(4,894)	(2091.5)%

The provision for income taxes in 2021 relates primarily to the deferred tax benefit from deferred tax liabilities recognized in connection with the FastPay acquisition which were used to offset deferred tax assets that previously had a valuation allowance against them. In 2020, provision for income taxes primarily relates to state income taxes and noncurrent federal taxes related to the non-deductibility of goodwill in the future.

Stock-based Compensation

All of our RSUs outstanding prior to our IPO in October 2021 contained both service-based and performance-based vesting conditions. Using the accelerated attribution method in recognizing stock-based compensation expense for these RSUs, expense for each vesting tranche in an award is recognized ratably from the grant date to the vesting date for that tranche, resulting in acceleration of expense recognition as compared to recognition on a straight-line basis. The performance condition was settled in connection with our IPO which resulted in approximately $13.1 million of expense recognized immediately following the closing of our IPO in the fourth quarter of 2021.

Comparison of the Years Ended December 31, 2020 and 2019

Revenues

	Year Ended December 31,		Period-to-Period Change
	2020	2019	Amount	Percentage
	(in thousands)
Revenues	$185,928	$149,584	$36,344	24.3%

Total revenue increased $36.3 million, or 24.3%, during the year ended December 31, 2020. Software revenue increased $17.9 million, or 35.7%, year over year driven primarily by the addition of new buyer invoice and payment transaction volume and the inclusion of $10.3 million associated with the acquisition of BankTEL, which closed in October 2019. Payment revenue increased $17.4 million, or 17.7%, year over year driven primarily by increased electronic payments on the AvidPay Network primarily from the addition of new buyer payment transaction volume.

Cost of Revenue

	Year Ended December 31,
	2020		2019
		Percentage of		Percentage of	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(in thousands)
Cost of revenues (exclusive of depreciation and amortization expense)	$83,755	45.0%	$71,133	47.6%	$12,622	17.7%

The increase in cost of revenue (excluding depreciation and amortization) was due primarily to an increase in employee costs of $9.0 million related to additional hiring to support the growth in our business. The additional employees are supporting implementation and buyer and supplier experience services, SaaS product-delivery and money movement. The remainder of the increase was primarily driven by an increase in invoice and check processing and bank fees from an increase in the volume of transactions.

Operating Expenses

	Year Ended December 31,
	2020		2019
		Percentage of		Percentage of	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(in thousands)
Sales and marketing	$47,910	25.8%	$39,583	26.5%	$8,327	21.0%
Research and development	44,500	23.9%	33,591	22.5%	10,909	32.5%
General and administrative	56,395	30.3%	52,101	34.8%	4,294	8.2%
Impairment and write-off of intangible assets	924	0.5%	7,891	5.3%	(6,967)	(88.3)%
Depreciation and amortization	27,514	14.8%	22,340	14.9%	5,174	23.2%
Sales and Marketing Expenses

The increase in sales and marketing expenses was due primarily to a $7.7 million increase in employee costs (net of capitalized sales commissions), including the hiring of additional personnel who were directly engaged in acquiring new buyers and suppliers and in marketing our products and services.

Research and Development Expenses

The increase in research and development expenses was due primarily to an $11.6 million increase in costs associated with engaging consultants and contractors to support the investment in our platform, which are intended to increase the quality, reliability and efficiency of our technology, and $4.6 million related to increased employee costs, primarily related to compensation increases. These increases were offset, in part, by an increase in costs associated with capitalization of internally developed software of approximately $4.6 million.

General and Administrative Expenses

The increase in general and administrative expenses was due primarily to costs recognized during the year ending December 31, 2020 of approximately $11.0 million relating to a charge associated with modifying the terms of our agreement with our VCC service provider. In addition, during the 2020 period, we incurred $1.4 million of professional and consulting fees in connection with our preparation to operate as a public company. These increases were offset in part by certain costs that occurred during the 2019 period, including $2.9 million in consulting fees to secure government grants for job development, $1.7 million in debt modification costs and $0.8 million related to remaining lease payments on vacated office space.

Impairment and Write-Off of Intangible Assets

The impairment and write-off of intangible assets during the year ended December 31, 2019 relates to a new product release, which resulted in the obsolescence of previously capitalized software development costs.

Depreciation and Amortization

The increase in depreciation and amortization expenses was due primarily to the amortization of intangible assets added through the acquisition of BankTEL. Amortization expense related to BankTEL intangible assets was $1.8 million in 2019 compared to $7.3 million in 2020.

Other Income (Expense)

	Year Ended December 31,
	2020		2019
		Percentage of		Percentage of	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(in thousands)
Other Income (Expense)	$(25,942)	(14.0)%	$(16,431)	(11.0)%	$(9,511)	57.9%

Other income (expense) increased to approximately $(25.9) million during the year ended December 31, 2020 from approximately $(16.4) million during the year ended December 31, 2019, due primarily to a greater loss related to the revaluation of a derivative instrument of approximately $7.0 million and an increase in interest expense associated with increased borrowings under our 2019 credit facility.

Income Tax Expense

	Year Ended December 31,
	2020		2019
		Percentage of		Percentage of	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(in thousands)
Income tax (benefit) expense	$234	0.1%	$60	0.0%	$174	290.0%

The provision for income taxes relates primarily to state income taxes.

Stock-based Compensation

All of our RSUs outstanding prior to our IPO in October 2021 contained both service-based and performance-based vesting conditions. Using the accelerated attribution method in recognizing stock-based compensation expense for these RSUs, expense for each vesting tranche in an award is recognized ratably from the grant date to the vesting date for that tranche, resulting in acceleration of expense recognition as compared to recognition on a straight-line basis. For the years ended December 31, 2020 and 2019, no compensation expense was recognized for RSUs.

Liquidity and Capital Resources

We do not currently generate positive cash flow through our operations. We have financed our operations and capital expenditures primarily through sales of common and preferred stock and borrowings under our 2019 Credit Agreement, as defined below, and, more recently, our IPO that was completed in October 2021, which resulted in net proceeds of $621.4 million, including the exercise of the overallotment option and after deducting underwriting discounts and commissions of $40.4 million and offering expenses of approximately $11.8 million. As of December 31, 2021, our principal sources of liquidity are our unrestricted cash and cash equivalents of approximately $562.8 million and funds available under our existing term loan and revolving credit facilities, which we collectively refer to as the 2019 Credit Agreement. As of December 31, 2021, our unused committed capacity under the 2019 Credit Agreement was $23.5 million comprised of a delayed draw term loan and a revolving commitment. Our $30.0 million additional delayed draw term loan, which was undrawn, expired by its terms on October 1, 2021.

We believe that our unrestricted cash, cash equivalents and funds available under our 2019 Credit Agreement will be sufficient to meet our working capital requirements for at least the next twelve months. To the extent existing cash, cash from operations, and amounts available for borrowing under the 2019 Credit Agreement are insufficient to fund future activities, we may need to raise additional capital. In the future, we may attempt to raise additional capital through the sale of equity securities or through equity-linked or debt financing arrangements. If we raise additional capital by issuing equity or equity-linked securities, the ownership of our existing stockholders will be diluted. If we raise additional capital by the incurrence of additional indebtedness, we may be subject to increased fixed payment obligations and could also be subject to additional restrictive covenants, such as limitations on our ability to incur additional debt, and other operating restrictions that could adversely impact our ability to conduct our business. Our ability to raise additional debt may be limited by applicable regulatory requirements as a licensed money transmitter that require us to meet certain net worth requirements. Any future indebtedness we incur may result in terms that could be unfavorable to equity investors. There can be no assurances that we will be able to raise additional capital. The inability to raise capital would adversely affect our ability to achieve our business objectives.

Cash Flows

Below is a summary of our consolidated cash flows:

	Year Ended December 31,
Selected Cash Flow Data:	2021	2020	2019
	(in thousands)
Net cash provided by (used in):
Operating activities	$(68,667)	$(44,129)	$(61,791)
Investing activities	(84,107)	(36,560)	(116,855)
Financing activities	1,567,859	193,794	308,259
Net increase in cash and cash equivalents, and restricted funds held for customers	$1,415,085	$113,105	$129,613

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

Net cash used in operating activities increased to $68.7 million during the year ended December 31, 2021 from $44.1 million during the year ended December 31, 2020 due primarily to IPO-related and other deal related costs and increased employee costs to support our growth and the impact of the timing of payments which decreased AP and increased prepaid assets and other current assets, offset by the increase in cash received from revenue generating activities.

Net cash used in operating activities decreased to approximately $44.1 million during the year ended December 31, 2020 from approximately $61.8 million during the year ended December 31, 2019 due to the increase in cash received from revenue generating activities, as well as reduced payroll tax payments due to deferrals allowed under the CAREs Act, offset by increased operating expenses, primarily employee salary and consulting costs.

Net Cash Used in Investing Activities

Cash used in our investing activities consists primarily of the acquisition of acquired businesses, purchases of property and equipment, capitalization of internal-use software, contingent consideration, and supplier advances related to our Invoice Accelerator product.

Net cash used in investing activities increased to $84.1 million during the year ended December 31, 2021 compared to $36.6 million during the year ended December 31, 2020, primarily due to the acquisition of FastPay in July 2021 and the purchase of real estate as well as an increase in internal-use software capitalized.

Net cash used in investing activities decreased to approximately $36.6 million during the year ended December 31, 2020 from approximately $116.9 million during the year ended December 31, 2019, due primarily to a reduction in cash expenditures related to the 2019 acquisition of BankTEL, offset in part by an increase of approximately $2.7 million related to purchases of equipment and capitalized software and $3.0 million increase in supplier advances driven by a rollout of enhancements to the Cash Flow Manager product.

Net Cash Provided by Financing Activities

Cash provided by our financing activities consists primarily of an increase in restricted buyer fund deposits related to buyer payment transactions, proceeds from the issuance of preferred and common stock, exercise of stock options and borrowings under our 2019 Credit Agreement.

Net cash provided by financing activities increased to $1.6 billion during the year ended December 31, 2021 from $193.8 million during the year ended December 31, 2020, due primarily to net inflows from payment service obligations as we shifted to the money transfer license model during 2021 and net proceeds from our IPO compared to inflows in 2020 primarily from the issuance of common and preferred stock.

Net cash provided by financing activities decreased to approximately $193.8 million during the year ended December 31, 2020 from approximately $308.3 million during the year ended December 31, 2019, due primarily to higher net inflows from capital raise activities that occurred during 2019 including proceeds from the issuance of the series F and senior preferred stock and $25.3 million of increased borrowings under the 2019 credit facility. During the year ended December 31, 2020, we raised approximately $301.7 million in net proceeds from the issuance of series F preferred stock and common stock and used a portion of these proceeds to redeem $195.7 million of common and preferred stock and vested stock options. Additionally, restricted buyer fund deposits, or payment service obligations, provided cash of $85.9 million during the year ended December 31, 2020 compared to $51.7 million for the year ended December 31, 2019.

Outstanding Debt and Commitments

Below is a summary of our outstanding debt (in thousands):

	As of December 31,
	2021	2020
Term loan facility	$95,000	$95,000
Delayed draw term loan	9,023	5,552
Promissory note payable for land acquisitions	23,500	3,000
Total principal due	127,523	103,552
Current portion of promissory notes	(4,800)	(1,000)
Unamortized portion of debt issuance costs	(2,843)	(4,106)
Long-term debt	$119,880	$98,446

Credit Facilities

On October 1, 2019, we entered into a new senior secured credit facility, which we refer to as the 2019 Credit Agreement, with Sixth Street and KeyBank. The 2019 Credit Agreement made available a facility in an aggregate amount of $163.5 million. Proceeds from the 2019 Credit Agreement were used to pay amounts outstanding under the credit agreement dated October 19, 2016, as amended and restated, and used for working capital. The 2019 Credit Agreement consists of the following:

•
$95 million term loan facility, which we refer to as the 2019 term loan facility;
•
$30 million additional delayed draw term loan commitment, which we refer to as the DDTL;
•
$18.5 million delayed draw term loan commitment, which we refer to as the Interest DDTL; and
•
$20 million revolving commitment, which we refer to as the 2019 revolver.

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

From October 1, 2019 through the third anniversary date of the 2019 Credit Agreement, we may, on a quarterly basis, borrow under the Interest DDTL to finance up to 4.5% of the interest due on the 2019 term loans. During the year ended December 31, 2021, we borrowed $3.5 million at rates of 9.0% and 10.0%.

We also had available additional DDTL which could be made in minimum increments of $5 million, and multiples of $0.5 million in excess of that amount, up to $30 million. The DDTL commitment terminated on October 1, 2021.

The maturity date for the 2019 term loans and Interest DDTL is April 1, 2024.

Borrowing increments on the 2019 revolver start at $0.5 million, and multiples of $0.1 million in excess of that amount. There was no balance outstanding under the facility as of December 31, 2020 and December 31, 2021. The maturity date for the 2019 revolver is October 1, 2023. Borrowing availability under the 2019 revolver is reduced by the then current amount of the letter of credit dated October 1, 2019 and issued by KeyBank to secure our obligation to make payments under the lease related to our headquarters building in Charlotte, North Carolina. The current amount of the letter of credit is approximately $6.0 million.

The aggregate amount available to borrow under our 2019 Credit Agreement is $23.5 million as of December 31, 2021.

Liquidity and Financial Covenants

Our 2019 Credit Agreement contains certain covenants and restrictions on actions, including limitations on the payment of dividends. In addition, the 2019 Credit Agreement requires that we comply monthly with specified ratios, including a maximum ratio of debt to recurring revenue and a minimum cash balance requirement. We are in compliance with our financial debt covenants as of December 31, 2021.

Land Promissory Notes

On November 15, 2018, we signed a promissory note in connection with the purchase of two land parcels at our Charlotte, North Carolina headquarters campus. The principal amount of $5.0 million will be repaid in $1.0 million installments, plus accrued interest at a rate of 6.75%, due on each anniversary date, with final payment due on November 15, 2023. The note is collateralized by the land parcels and any future building to be situated on, or improvements to, the land. In December 2021 in connection with the purchase of additional land and improvements, the promissory note was modified to extend its term to November 15, 2025 and reduce the annual payment to $0.5 million.

In December 2021, we executed a promissory note in connection with the purchase of land and improvements adjacent to our Charlotte, North Carolina headquarters campus. The principal amount of $21.5 million will be repaid in four annual installments of $4.3 million, plus accrued interest at a rate of 6.75%, starting on December 1, 2022 and the final payment of $4.3 million plus accrued interest due on May 15, 2026. The note is collateralized by the land and improvements on the land.

We are current with all payments under the notes.

Development Fee Agreement

We were party to a development fee agreement dated September 27, 2019 for a contemplated building on our Charlotte, North Carolina headquarters campus. This agreement required us to make payments to the seller of land purchased by us in connection with future development of the land. In conjunction with the purchase of land and improvements in December 2021, we terminated this development fee agreement and will pay $3.8 million in cash to the counterparty on February 1, 2023.

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

During the year ended December 31, 2021, we issued 6,301,372 shares of common stock at a weighted average price per share of $13.38, excluding common stock issued in the IPO and for conversion of preferred shares and warrants. The common shares issued included 4,080,636 shares issued in connection with the amended and restated engagement letter with a related party (see Note 13 of our Consolidated Financial Statements). Additionally, the issuances included 960,765 shares of issued upon exercise of employee stock options and 1,259,971 shares of common stock issued to the sellers of FastPay at, and soon after, closing in July 2021, see "Shares Issued in Acquisitions" below.

On June 24, 2021, our board of directors approved the reservation of 1,657,296 shares of our common stock (representing approximately 1% of our issued and outstanding common stock and common stock equivalents as of June 24, 2021) for future issuance to fund our philanthropic endeavors, including possible issuance to a philanthropic partner in connection with the establishment of a donor-advised fund, over a ten-year period. On October 1, 2021, the Company executed an agreement with a philanthropic partner pursuant to which the Company intends to provide annual ongoing grants of 10% of the pledged shares for a period of ten years, subject in each case to the approval of our board of directors. None of our officers or directors are affiliated with our philanthropic partner. On October 15, 2021, we transferred the first installment of 165,729 shares of common stock which resulted in expense of $4.1 million that was recorded in general and administrative expense in the fourth quarter of 2021.

Initial Public Offering and Conversion of Senior Preferred Stock, Redeemable Preferred Stock, and Warrants

On October 15, 2021, we closed our IPO in which we sold 26,400,000 shares of common stock at a public offering price of $25.00 per share. We received net proceeds of $620.4 million after deducting underwriters' discounts and incurred additional expenses in connection with the offering of approximately $11.8 million.

Upon the closing of the IPO, all shares of outstanding redeemable preferred stock automatically converted into 111,142,439 shares of common stock. Additionally, all shares of senior preferred stock were converted into redeemable preferred stock and convertible common stock. The resulting redeemable preferred stock was redeemed for $169 million. The convertible common stock was converted into 1,455,306 shares of common stock.

Additionally, upon the closing of the IPO, the warrants converted into shares of common stock in a cashless exchange. Accordingly, the 797,652 outstanding warrants converted into 740,190 shares of common stock.

On November 15, 2021, the underwriters notified us of the partial exercise of the overallotment option. Upon closing on November 18, 2021, we issued 544,928 shares of common stock at the offering price of $25.00 per share and received net proceeds of $12.8 million after deducting underwriters' discounts and commissions.

Shares Issued in Acquisitions

In July 2021, we entered into a stock purchase agreement for all of the equity interests of FastPay for total consideration of approximately $75.6 million which included shares of our common stock with an aggregate value of approximately $31.0 million. Additional amounts may be earned upon achievement of future performance goals. We initially issued 2,570,748 shares of common stock in July 2021, including 40,804 shares related to contingent consideration. Upon the closing of our IPO on October 15, 2021 and in accordance with the stock purchase agreement, we adjusted the number of shares of common stock paid to the sellers of FastPay to 1,239,973 shares of common stock and 19,998 shares of common stock related to contingent consideration that was paid in July 2021. This resulted in the return of 1,310,777 shares of common stock to us, including 20,806 shares of common stock related to the contingent consideration.

Payment Obligations

We process payments for our customers. As part of our payment product offering we have recorded payment service obligations in our consolidated balance sheets of $1,242.3 million as of December 31, 2021 and an offsetting asset of restricted funds held for customers. This balance is short-term in nature and represents our obligation to pay our customers' suppliers as directed by our customers.

Under our legacy trust model for processing payments, which we are in the process of phasing out, buyers’ funds were held in trust accounts that are maintained and operated by a trustee pending distribution. After buyers’ funds are deposited in a trust account, we initiate payment through external payment networks whereby the buyers’ funds are distributed from the trust to the appropriate supplier. We are not the trustee or beneficiary of the trusts which hold these buyer deposits, accordingly, we do not record these assets and offsetting liabilities on our consolidated balance sheets. However, we contractually earn interest on funds held for buyers with associated counterparties. The amount of buyer funds held in trust-related accounts was approximately $123.6 million, and $723.1 million at December 31, 2021 and December 31, 2020, respectively. We have largely transitioned away from the trust model for processing payments, and expect the amount of buyer funds held in trust to continue to decrease as those buyers transition to our current payments model.

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

While our significant accounting policies are described in the notes to our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K, we believe that the following critical accounting policies are the most important to understanding and evaluating our reported financial results.

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

Common Stock and Derivative Instrument Valuation

The valuation of our common stock is important as it is a significant input into the Black-Scholes option-pricing model and therefore impacts our stock compensation expense. In addition, our senior preferred stock had a conversion feature that qualified as a derivative financial instrument and therefore was required to be recorded at fair value each reporting period, with changes in fair value recorded in the consolidated statements of operations until it was converted in connection with the IPO.

Since our IPO in October 2021, the value of our stock is readily determinable by market prices. Prior to the IPO, we determined the equity value of our business generally using the income approach and the market comparable approach valuation methods when valuing our common stock and derivative instrument. When applicable due to a recent preferred or common stock offering, the prior sale of company stock method was also utilized.

The income approach estimates value based on the expectation of future cash flows that a company will generate — such as cash earnings, cost savings, tax deductions, and the proceeds from disposition. These future cash flows are discounted to their present values using a discount rate derived from an analysis of the cost of capital of comparable publicly traded companies in our industry or similar lines of business as of each valuation date and is adjusted to reflect the risks inherent in our cash flows. In addition, we also considered an appropriate discount adjustment to recognize the lack of marketability due to being a closely-held entity.

The market comparable approach estimates value based on a comparison of the subject company to comparable public companies in a similar line of business. From the comparable companies, a representative market value multiple is determined which is applied to the subject company’s operating results to estimate the value of the subject company. The estimated value is then discounted by a non-marketability factor because stockholders of private companies lack access to trading markets similar to those enjoyed by stockholders of public companies which impacts liquidity. To determine our peer group of companies, we considered public enterprise cloud-based application providers and selected those that were similar to us in size, stage of lifecycle, and financial leverage.

The resulting equity value was then allocated to each class of stock using an Option Pricing Model, or OPM. The OPM treats common stock and redeemable convertible preferred stock as call options on an equity value, with exercise prices based on the liquidation preference of our redeemable convertible preferred stock. Under this method, our common stock has value only if the funds available for distribution to stockholders exceed the value of the liquidation preference at the time of a liquidity event, such as a merger or sale, assuming we have funds available to make a liquidation preference meaningful and collectible by the stockholders. The common stock is considered to be a call option with a claim at an exercise price equal to the remaining value immediately after the redeemable convertible preferred stock is liquidated.

After our IPO on October 13, 2021, we determine the fair value of each share of underlying common stock based on the closing price as reported on the date of grant on the primary stock exchange on which our common stock is traded.

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

We review goodwill for impairment at least annually or more frequently if events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. We have elected to first assess the qualitative factors to determine whether it is more likely than not that the fair value of our single reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a quantitative assessment. If we determine that it is more-likely-than-not that its fair value is less than its carrying amount, then the fair value of the reporting unit is compared to its carrying value. An impairment charge is recognized for the amount by which the carrying amount exceeds the reporting unit's fair value, not to exceed the total amount of goodwill allocated to that reporting unit. As of December 31, 2021, no impairment of goodwill has been identified.

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

Pursuant to ASC 740, we must consider all available positive and negative evidence regarding the realization of deferred tax assets. ASC 740 provides for four sources of taxable income for realization of deferred tax assets: (i) taxable income in prior carryback years, (ii) reversals of future taxable temporary differences, (iii) tax planning strategies and (iv) projected future taxable income. As of December 31, 2021, we have no taxable income in prior carryback years, limited future reversals of taxable temporary differences and no prudent and feasible tax planning strategies. The recoverability of our deferred tax assets is dependent upon generating future taxable income.

We have maintained a valuation allowance against the deferred tax assets, having determined it was more likely than not that the deferred tax assets would not be realized. The determination of releasing the valuation allowance is made, in part, pursuant to our assessment as to whether it is more likely than not that we will generate sufficient future taxable income to realize the deferred tax assets. Significant judgement is required in making estimates of our ability to generate future taxable income. As of December 31, 2021, our forecasted future taxable income is not sufficient to support the future realization of the deferred tax assets, and our historical losses operations have produced significant losses.

The application of income tax law is inherently complex. Laws and regulations in this area are often ambiguous. Under ASC 740, the impact of uncertain tax positions taken or expected to be taken on an income tax return must be recognized in the financial statements at the largest amount that is more likely than not to be sustained upon audit by the relevant taxing authority. An uncertain tax position will not be recognized in the financial statements unless it is more likely than not to be sustained.

Recent Accounting Pronouncements

See Note 2 to our Consolidated Financial Statements included elsewhere in this annual report on Form 10-K for recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted as of December 31, 2021.

Emerging Growth Company Status

We are an emerging growth company, as defined in the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. We elected to use this extended transition period for compliance with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our Consolidated Financial Statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates. During 2020, we early adopted ASU 2016-02, Leases (ASC Topic 842) as the JOBS Act does not preclude an emerging growth company from early adopting a new or revised accounting standard earlier than the time that such standard applies to private companies. We expect to use the extended transition period for any other new or revised accounting standards during the period in which we remain an emerging growth company.

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk

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

Our operating cash may be invested in accordance with our cash investment policy. Under that policy, we invest with the objective of preserving capital while optimizing yield. Permissible investments include U.S. Treasury instruments, U.S. Government Agency securities, commercial paper, investment grade corporate bonds and money market funds. As of December 31, 2021, substantially all operating cash has been invested in interest-bearing demand deposit accounts.

Our buyer funds assets are invested with safety of principal, liquidity, and diversification as the primary objectives. Consistent with those objectives, we also seek to maximize interest income and to minimize the volatility of interest income with emphasis on liquidity. Pursuant to our investment policy and subject to applicable law, buyer funds may be invested in U.S. Treasury securities, U.S. Government Agency securities, money market funds that invest in investment grade securities, or other cash equivalents, including certificates of deposit. As of December 31, 2021, all buyer funds have been invested in interest-bearing demand deposit accounts.

We are exposed to interest-rate risk relating to our investment portfolio, which consists principally of interest-bearing demand deposit accounts. We recognize interest earned from buyer funds assets as revenue. We generally do not pay interest to buyers. Factors that influence the rate of interest we earn include the short-term market interest rate environment and the weighting of balances by security type. The annualized interest rate earned on our investment of operating cash and funds held for buyers decreased to 0.45% during the fiscal year 2021 from 0.65% during the fiscal year 2020. Based on current investment practices, an increase in the Federal Funds interest rate of 100 basis points would have changed our interest income during the fiscal year 2021 from our investment of operating cash by approximately $3.4 million and our interest on buyer funds assets by approximately $5.9 million based upon the average balances for the fiscal year 2021 of $273.4 million in operating cash investments and $656.8 million in buyer funds investments, respectively. In addition to interest rate risks, we also have exposure to risks associated with changes in laws and regulations that may affect buyer fund balances. For example, a change in regulations that restricts the permissible investment alternatives for buyer funds may reduce our interest earned revenue.

We are also exposed to interest-rate risk relating to existing variable rate bank borrowings. As of December 31, 2021 and December 31, 2020, we had outstanding borrowings on variable rate debt of $104.0 million and $100.6 million, respectively. A 100 basis points increase in the variable rate would have resulted in incremental interest expense of $1.0 million during the year ended December 31, 2021.

Credit Risk

We may be exposed to credit risk in connection with our investments. Cash deposits may at times exceed Federal Deposit Insurance Company, or FDIC, limits. We limit credit risk by diversifying our portfolio, including a requirement that no more than 5% of invested funds may be held in the issues of a single corporation. Additionally, the minimum credit quality of any investment shall be not less than an ‘(A-) or (A3)’ rating equivalent from any single rating services based on ratings by any of Standard and Poor’s Ratings Services, Moody’s Investors Service, or Fitch Investor Services. The maximum maturity of any security in the portfolio shall not exceed 24 months. The weighted average maturity of the portfolio shall not exceed 12 months. In addition, maximum maturities of individual securities are further limited by the security type and cash segment of the investment. We are also exposed to credit risk related to the timing of payments made from buyer funds collected. We typically remit buyer funds to our buyers’ suppliers in advance of having good or confirmed funds collected from our buyers. Our buyers generally have three days to dispute transactions and if we remit funds in advance of receiving confirmation that no dispute was initiated by our buyer, then we could suffer a credit loss. We mitigate this credit exposure by leveraging our data assets to make credit underwriting decisions about whether to accelerate disbursements, managing exposure limits, and implementing various controls in our operating systems.

We are also exposed to risks associated with our Invoice Accelerator product, in which our supplier customers can accelerate the receipt of payment for outstanding invoices before our buyers initiate the transfer of funds. If those invoices are not approved or the buyer does not transfer the requisite funds then we are exposed to the risk of not being able to recoup our advances to the supplier. We mitigate this risk through data analytics to determine which invoices are available for advance payment and by also monitoring the credit quality of suppliers.

Liquidity Risk

As part of our buyer funds investment strategy, we use the daily collection of funds from our buyers to satisfy other unrelated buyer funds obligations. We minimize the risk of not having funds collected from a buyer available at the time the buyer’s obligation becomes due by collecting the buyer’s funds prior to payment of the buyer’s obligation. As a result of this practice, we have consistently maintained the required level of buyer funds assets to satisfy all of our obligations.

Concentration Risk

A substantial portion of our revenue is derived from interchange fees earned on payment transactions processed from one VCC service provider, Comdata Inc. For the years ended December 31, 2021, 2020, and 2019, interchange fee revenues from this vendor represented approximately 47%, 50%, and 53% of total revenues, respectively. As of December 31, 2021 and December 31, 2020, 53% and 62% of accounts receivable, net, is comprised of amounts due from this VCC service provider, respectively. As of December 31, 2021, 13% of accounts receivable, net, is comprised of amounts due from a second VCC service provider.

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

ITEM 8. Financial Statements and Supplementary Data.

The information required by this Item is set forth in the Consolidated Financial Statements and Notes thereto beginning at page F-1 of this Report.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

None.

ITEM 9A. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Disclosure controls and procedures are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission ("SEC"), and that such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, and as a result of the material weaknesses described below, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2021, our disclosure controls and procedures were not effective.

In light of this fact, our management has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that, notwithstanding the material weaknesses in our internal control over financial reporting, the consolidated financial statements for the periods covered by and included in this Annual Report on Form 10-K fairly state, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

Management’s Report on Internal Control Over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting due to a transition period established by rules of the Securities and Exchange Commission for newly public companies. This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.

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

We lack a sufficient complement of personnel with an appropriate level of accounting knowledge, training,

and experience to appropriately analyze, record and disclose accounting matters timely and accurately. This material weakness contributed to an additional material weakness as we did not design and maintain effective controls over the preparation and review of the statement of cash flows.

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

Remediation of Previously Identified Material Weaknesses

As previously disclosed in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, management concluded that material weaknesses existed in the Company's internal control over financial reporting as we did not design and maintain effective controls to appropriately reconcile cash receipt and disbursement transactions within our treasury operations accounts at the individual transaction level; and we did not design and maintain effective controls over the accounting for preferred stock transactions.

As of the date of this Annual Report on Form 10-K, management completed the following:

•
We have successfully designed and implemented a full suite of controls supporting the end-to-end money movement process, from payment initiation downstream through payment reconciliation. We determined that risks throughout the process are successfully mitigated with the combination of manual and automated controls.
•
We have a new Controller with extensive knowledge and experience consulting on public company U.S. GAAP and SEC requirements. Additionally, the Company hired an experienced SEC reporting leader with prior IPO, technical accounting, and financial reporting experience. We have also hired additional technical accounting resources with public company experience to assess complex technical accounting and reporting matters, including accounting for preferred stock transactions and preparing and reviewing the statement of cash flows.
•
We have re-designed and enhanced controls and rollforward procedures related to equity entries.

Since identifying the material weaknesses, management has implemented its plan to remediate the control deficiencies related to reconciling cash receipt and disbursement transactions within our treasury operations accounts at the individual transaction level and the accounting for preferred stock transactions, including enhancing the Company’s design, documentation and implementation of certain internal controls to address the previously identified control deficiencies. Management has completed its documentation, testing and evaluation of the re-designed and enhanced controls and determined that, as of December 31, 2021, these controls have been appropriately designed and implemented, and have operated effectively for a sufficient period of time to conclude that the previously identified material weaknesses have been remediated.

Remediation Plan for Remaining Material Weaknesses

As of the date of this Annual Report on Form 10-K we are in the process of implementing the following steps of our remediation plan.

•
We continue to hire additional technical accounting resources with public company experience to enhance our accounting and financial reporting function.
•
We will engage third-party resources to supplement our resources and current processes where needed.
•
We will continue to design and refine adequate review procedures and implement improved processes and controls related to the statement of cash flows.

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

ITEM 9B. Other Information.

None.

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III.

ITEMS 10, 11, 12, 13 and 14.

Information required by Items 10, 11, 12, 13 and 14 is to be included in our 2022 Proxy Statement and is incorporated herein by reference, provided if the 2022 Proxy Statement is not filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, the omitted information will be included in an amendment to this Annual Report on Form 10-K filed not later than the end of such 120-day period.

PART IV.

ITEM 15. Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements.

The following documents are filed as part of this Form 10-K, as set forth on the Index to the Financial Statements found on page F-1:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2021 and December 31, 2020
Consolidated Statements of Operations for the Years Ended December 31, 2021, 2020 and 2019
Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the Years Ended December 31, 2021, 2020 and 2019
Consolidated Statements of Cash Flows for the ear Ended Years Ended December 31, 2021, 2020 and 2019
Notes to Consolidated Financial Statements

(a)(2) Financial Statement Schedules.

Not Applicable

(a)(3) Exhibits.

		Incorporated by Reference (Unless Otherwise Indicated)
Exhibit Number	Description	Form	File	Exhibit	Filing Date

2.1	Agreement and Plan of Merger, dated as of March 4, 2021, by and among AvidXchange Holdings, Inc., AvidXchange Holdings Merger Sub, Inc., and AvidXchange, Inc.	S-1	333-259632	2.1	September 17, 2021
3.1	Restated Certificate of Incorporation of AvidXchange Holdings, Inc.	8-K	001-40898	3.1	October 15, 2021
3.2	Amended and Restated Bylaws of AvidXchange Holdings, Inc.	8-K	001-40898	3.2	October 15, 2021
4.1	Form of Common Stock Certificate	S-1/A	333-259632	4.1	October 1, 2021
4.2	Eighth Amended and Restated Investor Rights Agreement, dated July 9, 2021, by and among AvidXchange Holdings, Inc. and certain holders identified therein	S-1	333-259632	10.1	September 17, 2021
10.1†	Employment Agreement, entered into as of August 26, 2021, by and between AvidXchange, Inc. and Michael Praeger	S-1	333-259632	10.5	September 17, 2021
10.2†	Employment Agreement, entered into as of August 26, 2021, by and between AvidXchange, Inc. and Joel Wilhite	S-1	333-259632	10.6	September 17, 2021
10.3†	Employment Agreement, entered into as of August 26, 2021, by and between AvidXchange, Inc. and Dan Drees	S-1	333-259632	10.7	September 17, 2021
10.4†	Employment Agreement, entered into as of August 26, 2021, by and between AvidXchange, Inc. and Ryan M. Stahl	S-1	333-259632	10.8	September 17, 2021
10.5†	Employment Agreement, entered into as of August 26, 2021, by and between AvidXchange, Inc. and Todd Cunningham	S-1	333-259632	10.9	September 17, 2021
10.6†	Employment Agreement, entered into as of August 26, 2021, by and between AvidXchange, Inc. and Angelic Gibson	S-1	333-259632	10.10	September 17, 2021
10.7†	Form of Indemnification Agreement entered into by and between AvidXchange Holdings, Inc. and each director and executive officer	S-1/A	333-259632	10.2	October 1, 2021
10.8†	AvidXchange, Inc. Nonqualified Deferred Compensation Plan, as amended and restated effective as of January 1, 2019	S-1	333-259632	10.4	September 17, 2021
10.9†	AvidXchange, Inc. 2010 Stock Option Plan, as amended, and forms of award agreements thereunder	S-1	333-259632	10.11	September 17, 2021
10.10†	AvidXchange, Inc. 2017 Amendment and Restatement of the 2010 Option Plan, as amended, and forms of award agreements thereunder	S-1	333-259632	10.12	September 17, 2021
10.11†	AvidXchange, Inc. Equity Incentive Plan, as amended, and forms of award agreements thereunder	S-1	333-259632	10.13	September 17, 2021
10.12†	AvidXchange Holdings, Inc. 2021 Long-Term Incentive Award Plan and forms of award agreements thereunder	S-1/A	333-259632	10.14	October 1, 2021
10.13†	AvidXchange Holdings, Inc. 2021 Employee Stock Purchase Plan	S-1/A	333-259632	10.15	October 1, 2021

10.14#	Credit and Guaranty Agreement, dated as of October 1, 2019, by and among AvidXchange, Inc., AvidXchange Financial Services, Inc., Piracle, Inc., Strongroom Solutions Inc., Ariett Business Solutions, Inc., AFV Holdings One, Inc., BTS Alliance, LLC, Certain Other Subsidiaries of AvidXchange, Inc., the guarantors party thereto from time to time, Sixth Street Specialty Lending, Inc., as administrative agent, collateral agent, and the lenders party thereto, as amended through October 1, 2021	S-1/A	333-259632	10.16	October 4, 2021
10.15#	Pledge and Security Agreement, dated as of October 1, 2019, by and among the grantors identified therein and Sixth Street Specialty Lending, Inc., as collateral agent	S-1/A	333-259632	10.17	October 1, 2021
10.16#	Comdata MasterCard Corporate Virtual Card Agreement, dated December 23, 2020, by and among AvidXchange, Inc. and Comdata Inc.	S-1	333-259632	10.21	September 17, 2021
10.17#	Amended and Restated Engagement Letter, dated February 19, 2021, AvidXchange, Inc. and Financial Technology Partners LP and FTP Securities LLC	S-1	333-259632	10.22	September 17, 2021
10.18	Lease Agreement, dated October 27, 2015, between Lex Charlotte AXC L.P. and AvidXchange, Inc.	S-1/A	333-259632	10.3	October 1, 2021
21.1	Subsidiaries of AvidXchange Holdings, Inc.	S-1	333-259632	21.1	September 17, 2021
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.	__	__	__	Filed herewith
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	__	__	__	Filed herewith
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	__	__	__	Filed herewith
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	__	__	__	Furnished herewith
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.	__	__	__	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	__	__	__	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	__	__	__	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	__	__	__	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	__	__	__	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	__	__	__	Filed herewith
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	__	__	__	Filed herewith

† Consists of a management contract or compensatory plan or arrangement.

# Portions of this exhibit (indicated by asterisks) have been redacted in compliance with Regulation S-K Item 601(b)(10)(iv).

(b) Financial Statement Schedules.

See Item 15(a)(3) above.

(c) Financial Statement Schedules.

See Item 15(a)(2) above.

ITEM 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AvidXchange Holdings, Inc.

Date: March 11, 2022	By:	/s/ Joel Wilhite
Joel Wilhite
Chief Financial Officer (Authorized Signatory and Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Michael Praeger	Chief Executive Officer and Chairman of the Board	March 11, 2022
Michael Praeger	of Directors (Principal Executive Officer)

/s/ Joel Wilhite	Chief Financial Officer (Principal Financial and	March 11, 2022
Joel Wilhite	Accounting Officer)

/s/ Lance Drummond	Director	March 11, 2022
Lance Drummond

/s/ Matthew Harris	Director	March 11, 2022
Matthew Harris

/s/ James Hausman	Director	March 11, 2022
James Hausman

/s/ Teresa Mackintosh	Director	March 11, 2022
Teresa Mackintosh

/s/ James Michael McGuire	Director	March 11, 2022
James Michael McGuire

/s/ John C. Morris	Director	March 11, 2022
John C. Morris

/s/ Nigel Morris	Director	March 11, 2022
Nigel Morris

/s/ Wendy Murdock	Director	March 11, 2022
Wendy Murdock

AvidXchange Holdings, Inc.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS
AUDITED CONSOLIDATED FINANCIAL STATEMENTS
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2021 and December 31, 2020	F-3
Consolidated Statements of Operations for the Years Ended December 31, 2021, 2020 and 2019	F-4
Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the Years Ended December 31, 2021, 2020 and 2019	F-5
Consolidated Statements of Cash Flows for the ear Ended Years Ended December 31, 2021, 2020 and 2019	F-7
Notes to Consolidated Financial Statements	F-9

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of AvidXchange Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of AvidXchange Holdings, Inc. and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, of changes in convertible preferred stock and stockholders' equity (deficit) and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America.

Changes in Accounting Principles

As discussed in Note 7 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2020.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Charlotte, North Carolina

March 11, 2022

We have served as the Company’s auditor since 2017.

AvidXchange Holdings, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	As of December 31,
	2021	2020
Assets
Current assets
Cash and cash equivalents	$562,817	$252,458
Restricted funds held for customers	1,242,346	137,620
Accounts receivable, net of allowances of $2,283 and $1,769, respectively	30,965	24,757
Supplier advances receivable, net of allowances of $1,105 and $1,099, respectively	11,520	8,855
Prepaid expenses and other current assets	10,237	8,626
Total current assets	1,857,885	432,316
Property and equipment, net	106,227	86,872
Operating lease right-of-use assets	3,278	3,139
Deferred customer origination costs, net	28,276	24,124
Goodwill	165,921	105,696
Intangible assets, net	100,455	72,442
Other noncurrent assets and deposits	4,261	1,922
Total assets	$2,266,303	$726,511
Liabilities, Convertible Preferred Stock and Stockholders' Equity (Deficit)
Current liabilities
Accounts payable	$17,142	$25,418
Accrued expenses	56,082	40,472
Payment service obligations	1,242,346	137,620
Deferred revenue	9,530	6,309
Current portion of contingent consideration	688	-
Current maturities of lease obligations under finance leases	670	1,092
Current maturities of lease obligations under operating leases	1,048	1,147
Current maturities of long-term debt	4,800	1,000
Total current liabilities	1,332,306	213,058
Long-term liabilities
Deferred revenue, less current	20,350	1,661
Contingent consideration, less current portion	70	-
Obligations under finance leases, less current maturities	61,172	73,139
Obligations under operating leases, less current maturities	3,448	3,750
Long-term debt	119,880	98,446
Other long-term liabilities	6,022	14,939
Total liabilities	1,543,248	404,993
Commitments and contingencies
Convertible preferred stock, $0.001 par value; 40,472,166 shares authorized and 30,081,996 shares issued and outstanding as of December 31, 2020; liquidation preference of $884,842 as of December 31, 2020	-	832,625
Stockholders' equity (deficit)
Preferred stock, $0.001 par value; 50,000,000 shares authorized as of December 31, 2021, no shares issued and outstanding as of December 31, 2021	-	-
Common stock, $0.001 par value; 1,600,000,000 and 240,000,000 shares authorized as of December 31, 2021 and 2020, respectively; 196,804,844 and 50,054,880 shares issued and outstanding as of December 31, 2021 and 2020, respectively	197	50
Additional paid-in capital	1,594,780	161,116
Accumulated deficit	(871,922)	(672,273)
Total stockholders' equity (deficit)	723,055	(511,107)
Total liabilities, convertible preferred stock and stockholders' equity (deficit)	$2,266,303	$726,511

The accompanying notes are an integral part of these consolidated financial statements.

AvidXchange Holdings, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share data)

	Year Ended December 31,
	2021	2020	2019
Revenues	$248,409	$185,928	$149,584
Cost of revenues (exclusive of depreciation and amortization expense)	100,090	83,755	71,133
Operating expenses
Sales and marketing	63,939	47,910	39,583
Research and development	65,147	44,500	33,591
General and administrative	95,817	56,395	52,101
Impairment and write-off of intangible assets	1,412	924	7,891
Depreciation and amortization	30,738	27,514	22,340
Total operating expenses	257,053	177,243	155,506
Loss from operations	(108,734)	(75,070)	(77,055)
Other income (expense)
Interest income	661	1,675	1,383
Interest expense	(20,108)	(20,080)	(17,259)
Change in fair value of derivative instrument	(26,128)	(7,537)	(555)
Charge for amending financing advisory engagement letter - related party	(50,000)	-	-
Other expenses	(95,575)	(25,942)	(16,431)
Loss before income taxes	(204,309)	(101,012)	(93,486)
Income tax (benefit) expense	(4,660)	234	60
Net loss	$(199,649)	$(101,246)	$(93,546)

Deemed dividend on preferred stock	(9,500)	(43,414)	(6,494)
Accretion of convertible preferred stock	(15,141)	(21,682)	(7,906)
Net loss attributable to common stockholders	$(224,290)	$(166,342)	$(107,946)
Net loss per share attributable to common stockholders, basic and diluted	$(2.64)	$(3.34)	$(2.54)
Weighted average number of common shares used to compute net loss per share attributable to common stockholders, basic and diluted	85,061,417	49,738,252	42,526,716

The accompanying notes are an integral part of these consolidated financial statements.

AvidXchange Holdings, Inc.

Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share and per share data)

	Convertible		Common		Additional	Accumulated	Total Stockholders'
	Preferred Stock		Stock		Paid-in Capital	Deficit	Equity (Deficit)
	Shares	Amount	Shares	Amount
Balances at December 31, 2018	23,911,654	$472,451	41,745,676	$42	$5,337	$(320,926)	$(315,547)
Exercise of stock options and warrants	-	-	445,392	-	594	-	594
Common stock issued for acquisition	-	-	1,851,784	2	9,512	-	9,514
Stock-based compensation	-	-	-	-	1,379	-	1,379
Vesting of warrants issued in connection with consulting services	-	-	-	-	202	-	202
Options issued in connection with 2018 bonus program	-	-	-	-	128	-	128
Common stock repurchased	-	-	(28,152)	-	(7)	(99)	(106)
Senior preferred issuance, net	2,722,166	123,095	-	-	-	-	-
Series F preferred issuance, net	2,652,412	122,074	-	-	-	-	-
Redemption of redeemable convertible preferred stock	(278,371)	(4,691)	-	-	-	-	-
Premium paid on redemption of redeemable convertible preferred stock	-	-	-	-	-	(6,494)	(6,494)
Accretion of convertible preferred stock	-	7,906	-	-	(5,346)	(2,560)	(7,906)
Net loss	-	-	-	-	-	(93,546)	(93,546)
Balances at December 31, 2019	29,007,861	$720,835	44,014,700	$44	$11,799	$(423,625)	$(411,782)
Exercise of stock options and warrants	-	-	613,296	1	1,877	-	1,878
Common stock issued for acquisition	-	-	488,704	-	5,988	-	5,988
Stock-based compensation	-	-	-	-	1,630	-	1,630
Vesting of warrants issued in connection with consulting services	-	-	-	-	101	-	101
Common shares issuance, net	-	-	17,988,020	18	206,203	-	206,221
Common stock repurchased	-	-	(13,049,840)	(13)	(1,573)	(147,215)	(148,801)
Series F preferred issuance, net	2,040,316	93,632	-	-	-	-	-
Redemption of redeemable convertible preferred stock	(966,181)	(3,524)	-	-	-	-	-
Premium paid on redemption of redeemable convertible preferred stock	-	-	-	-	(43,414)	-	(43,414)
Accretion of convertible preferred stock	-	21,682	-	-	(21,495)	(187)	(21,682)
Net loss	-	-	-	-	-	(101,246)	(101,246)
Balances at December 31, 2020	30,081,996	$832,625	50,054,880	$50	$161,116	$(672,273)	$(511,107)
Exercise of stock options	-	-	960,765	1	2,819	-	2,820
Common stock issued for acquisition	-	-	2,529,944	3	30,997	-	31,000
Common stock issued as contingent consideration	-	-	40,804	-	500	-	500
Fair value of call option at acquisition	-	-	-	-	(4,118)	-	(4,118)
Stock-based compensation	-	-	-	-	21,428	-	21,428
Issuance of common stock upon initial public offering, net of underwriting discounts, commissions and other offering costs, including exercise of overallotment option	-	-	26,944,928	27	627,954	-	627,981
Issuance of common stock in connection with amended agreement - related party	-	-	4,080,636	4	49,996	-	50,000
Shares issued upon net settlement of warrants	-	-	740,190	1	(1)	-	-
Repurchase of common stock through call option	-	-	(1,310,777)	(1)	1	-	-

AvidXchange Holdings, Inc.

Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share and per share data)

Options issued in connection with bonus program	-	-	-	-	49	-	49
Redemption of senior convertible preferred stock	(2,722,166)	(159,500)	-	-	-	-	-
Premium paid on redemption of senior convertible preferred stock	-	-	-	-	(9,500)	-	(9,500)
Accretion of convertible preferred stock	-	15,141	-	-	(15,141)	-	(15,141)
Conversion of convertible preferred stock to common stock upon initial public offering	(27,359,830)	(688,266)	111,142,439	111	688,155	-	688,266
Conversion of convertible common stock liability to common stock upon initial public offering	-	-	1,455,306	1	36,382	-	36,383
Value of donated common stock	-	-	165,729	-	4,143	-	4,143
Net loss	-	-	-	-	-	(199,649)	(199,649)
Balances at December 31, 2021	-	$-	196,804,844	$197	$1,594,780	$(871,922)	$723,055
The accompanying notes are an integral part of these consolidated financial statements.

AvidXchange Holdings, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities
Net loss	$(199,649)	$(101,246)	$(93,546)
Adjustments to reconcile net loss to net cash used by operating activities
Depreciation and amortization expense	30,738	27,514	22,340
Amortization of deferred financing costs	1,357	1,182	1,184
Provision for doubtful accounts	2,147	1,442	901
Stock-based compensation	21,428	1,630	1,379
Fair value adjustment of contingent consideration	(122)	-	-
Warrants vested in connection with consulting services	-	101	202
Accrued interest	881	913	878
Impairment and write-off on intangible and right-of-use assets	1,412	997	7,891
Loss on fixed asset disposal	36	14	11
Payment of third party fees related to debt modification	-	-	(593)
Payment of third party fees related to debt modification —related party	-	-	(2,645)
Value of donated common stock	4,143	-	-
Noncash expense on contract modification - related party	50,000	-	-
Fair value adjustment to derivative instrument	26,128	7,537	555
Deferred income taxes	(4,728)	181	60
Changes in operating assets and liabilities
Accounts receivable	(4,713)	(5,711)	(2,328)
Prepaid expenses and other current assets	(1,759)	(1,245)	(1,099)
Other noncurrent assets	(2,367)	359	(340)
Deferred customer origination costs	(4,152)	(2,876)	(4,646)
Accounts payable	(12,377)	14,149	3,665
Deferred revenue	21,910	289	235
Accrued expenses and other liabilities	1,560	11,619	3,725
Operating lease liabilities	(540)	(978)	-
Deferred rent and tenant improvement allowance	-	-	380
Total adjustments	130,982	57,117	31,755
Net cash used in operating activities	(68,667)	(44,129)	(61,791)
Cash flows from investing activities
Purchases of equipment	(1,395)	(703)	(1,905)
Purchases of real estate	(14,050)	25	(39)
Purchases of intangible assets	(16,931)	(11,346)	(7,349)
Proceeds from sales of property and equipment	5	-	-
Acquisition of business, net of cash acquired	(46,089)	(19,829)	(105,834)
Contingent consideration and deferred obligation payments near acquisition date	(1,292)	-	-
Supplier advances, net	(4,355)	(4,707)	(1,728)
Net cash used in investing activities	(84,107)	(36,560)	(116,855)
Cash flows from financing activities
Proceeds from issuance of common stock upon initial public offering, net of underwriting discounts and commissions and other offering costs, including exercise of overallotment option	627,981	-	-
Proceeds from the issuance of long-term debt	3,471	4,472	96,081
Repayments of long-term debt	-	-	(70,781)
Principal payments on land promissory note	(1,000)	(1,000)	(1,000)
Principal payments on finance leases	(1,139)	(1,582)	(1,777)
Proceeds from issuance of preferred and common stock	2,820	322,288	260,488
Common stock repurchased	-	(148,763)	-
Convertible preferred stock redeemed	(169,000)	(46,980)	(11,184)
Transaction costs related to issuance of stock	-	(1,327)	(1,241)
Transaction costs related to issuance of stock - related party	-	(19,227)	(11,428)
Debt issuance costs	-	-	(2,106)
Payment on earn-out agreement	-	-	(500)
Payment service obligations	1,104,726	85,913	51,707
Net cash provided by financing activities	1,567,859	193,794	308,259
Net increase in cash, cash equivalents, and restricted funds held for customers	1,415,085	113,105	129,613
Cash, cash equivalents, and restricted funds held for customers

AvidXchange, Inc.

Unaudited Consolidated Statements of Cash Flows (continued)

(in thousands)

Cash, cash equivalents, and restricted funds held for customers, beginning of year	390,078	276,973	147,360
Cash, cash equivalents, and restricted funds held for customers, end of year	$1,805,163	$390,078	$276,973
Supplementary information of noncash investing and financing activities
Right-of-use assets obtained in exchange for new finance lease obligations	$174	$544	$1,110
Right-of-use assets obtained in exchange for new operating lease obligations	877	163	-
Purchase of real estate in exchange for promissory note	21,500	-	-
Common stock issued on conversion of convertible preferred stock and convertible common stock liability	724,649	-	-
Common stock issued in business combination	31,000	5,988	9,514
Common stock issued as contingent consideration	500	-	-
Initial fair value of contingent consideration and deferred payment obligation at acquisition date	2,672	-	-
Property and equipment purchases in accounts payable and accrued expenses	768	-	84
Interest paid on notes payable	10,486	10,798	9,605
Interest paid on finance leases	7,384	7,187	5,631
Options issued in connection with bonus compensation	49	-	128

The accompanying notes are an integral part of these consolidated financial statements.

AvidXchange Holdings, Inc.

Notes to the Consolidated Financial Statements

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

Stock Split and Initial Public Offering

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

On October 15, 2021, the Company closed its initial public offering ("IPO") and its convertible preferred stock, convertible common stock, and warrants converted into shares of common stock. See Note 9 for information regarding these transactions.

AvidXchange Holdings, Inc.

Notes to the Consolidated Financial Statements

(in thousands, except share and per share data)

2. Summary of Significant Accounting Policies

Basis of Consolidation and Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and reflect the consolidated operations of the Company. All intercompany accounts and transactions have been eliminated in consolidation. There are no items of comprehensive income.

Presentation of Convertible Preferred Stock

The Company’s convertible preferred stock was classified as mezzanine equity in the accompanying balance sheets separate from all other stockholders’ equity accounts that are classified as permanent equity (e.g., common stock and accumulated deficit). The purpose of this classification was to convey that such securities may not be permanently part of equity and could result in a demand for cash or other assets of the entity in the future based on passage of time or upon the occurrence of certain events outside of the Company’s control.

The Company’s convertible preferred stock is initially recorded at its original issuance price, net of issuance costs. The Company accreted the carrying amount of the convertible preferred stock using the interest method until January 2021 when it became probable that the instrument would not become redeemable, except for senior preferred stock which the Company continued to accrete until the IPO. These increases were recorded as charges against retained earnings, if any. In the absence of retained earnings, the amounts are recorded against the available balance of additional paid-in capital that has been generated from cash transactions until reduced to zero and any additional amounts are charged to accumulated deficit. Changes in the redemption value or the redemption date are considered to be changes in accounting estimates.

In conjunction with the closing of its IPO on October 15, 2021, the convertible preferred stock was converted into shares of common stock. See Note 9 for information regarding these transactions.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities as of and during the reporting period. The Company bases estimates and assumptions on historical experience when available and on various factors that it believes to be reasonable under the circumstances. Significant estimates reflected in these consolidated financial statements include, but are not limited to, the allowance for doubtful accounts, useful lives assigned to fixed and intangible assets, capitalization of internal-use software, deferral of customer origination costs, the fair value of intangible assets acquired in a business combination, the fair value of goodwill, the recoverability of deferred income taxes, the fair value of common stock prior to the IPO, and the fair value of the convertible common stock liability (or the “derivative instrument.”) The Company assesses estimates on an ongoing basis; however, actual results could materially differ from those estimates.

Segments

The Company operates and manages its business as one reportable segment, which is the same as the operating segment as defined under FASB Accounting Standards Codification (”ASC”) 280. The Company’s Chief Executive Officer, who is the chief operating decision maker, reviews financial information on a consolidated basis for purposes of making decisions regarding allocating resources and assessing performance. All tangible assets are held in the United States and all revenue is generated in the United States. Refer to “Concentrations” below and Note 3 Revenue from Contracts with Customers for additional entity-wide disclosures.

Business Combinations

Identifiable assets acquired, and the liabilities assumed, resulting from a business combination are recorded at their estimated fair values on the date of the acquisition. Goodwill represents the excess of the purchase price over the estimated fair value of the net assets acquired, including the amount assigned to identifiable intangible assets. When a business combination involves contingent consideration, the Company recognizes a liability equal to the estimated fair value of the contingent consideration obligation at the date of the acquisition. Subsequent changes in the estimated fair value of the contingent consideration are recognized in earnings in the period of the change. Shares of common stock issued as part of the purchase consideration are valued as of the date of the business combination.

Revenue Recognition

Refer to Note 3 — Revenue from Contracts with Customers for information related to the Company’s revenue recognition.

AvidXchange Holdings, Inc.

Notes to the Consolidated Financial Statements

(in thousands, except share and per share data)

Concentrations

Significant Services

A substantial portion of the Company’s revenue is derived from interchange fees earned on payment transactions processed as virtual commercial cards (“VCC”). For the years ended December 31, 2021, 2020 and 2019, interchange fee revenues from a single service provider represented approximately 47%, 50% and 53% of total revenues, respectively. As of December 31, 2021 and 2020, 53% and 62% of accounts receivable, net, is comprised of amounts due from this service provider, respectively.

As of December 31, 2021, 13% of accounts receivable, net, is comprised of amounts due from a second service provider.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. The carrying values of cash and cash equivalents approximate their fair values due to the short-term nature of these instruments. Cash in the Company’s bank accounts may exceed federally insured limits.

Restricted Funds Held for Customers and Payment Service Obligations

Restricted funds held for customers and the corresponding liability of payment service obligations represent funds that are collected from customers for payments to their suppliers. The Company is registered as a money services business (“MSB”) with the Financial Crimes Enforcement Network (“FinCEN”). Payment service obligations are comprised of outstanding daily transaction liabilities per state regulatory average daily transaction liability (“ADTL”) report requirements and other unregulated settlements with payees, which do not constitute a regulatory liability event under reporting requirements.

	As of December 31,
	2021	2020
Outstanding Transaction Liabilities	$1,210,342	$132,654
Other unregulated settlements	32,004	4,966
Total payment service obligations	$1,242,346	$137,620

The Company currently operates two models for the transmission of buyer customer funds. Under its legacy model, buyer customer funds are held in trust accounts that are maintained and operated by a trustee pending distribution. After customers’ funds are deposited in a trust account, the Company initiates payment transactions through external payment networks whereby the customers’ funds are distributed from the trust to the appropriate supplier. The Company is not the trustee or beneficiary of the trusts which hold these customer deposits; accordingly, the Company does not record these assets and offsetting liabilities on its consolidated balance sheets. The Company contractually earns interest on funds held for customers with associated counterparties. The amount of customer funds held in trust-related accounts was approximately $123,643 and $723,084 as of December 31, 2021 and 2020, respectively.

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

Accounts Receivable, Supplier Advances and Allowance for Doubtful Accounts

Accounts receivable represent amounts due from the Company’s VCC service providers for interchange fees earned and from buyer customers who have been invoiced for the use of the Company’s software offerings, but payments have not been received. Accounts receivable from VCC service providers are presented net of an allowance for transactions subsequently cancelled that do not ultimately settle through the payment network. Accounts receivable from buyer customers are presented net of an allowance for doubtful accounts. In judging the adequacy of the allowances, the Company considers multiple factors including historical cancellation rate for electronic payments, historical bad debt experience, general economic conditions, and aging of the receivables. The allowance for VCC transactions subsequently cancelled and the allowance for buyer customer’s doubtful

AvidXchange Holdings, Inc.

Notes to the Consolidated Financial Statements

(in thousands, except share and per share data)

accounts are assessed at each period end and are recognized as a reduction of payment processing revenue and as bad debt expense within general and administrative expenses, respectively, in the consolidated statements of operations. A buyer customer receivable is written off against the allowance when it is determined that all collection efforts have been exhausted and the potential for recovery is considered remote. Historically, losses related to customer nonpayment have been immaterial and most of the accounts receivable balances have been current.

Supplier advances receivable represent amounts that have been advanced as part of the AvidXchange’s Invoice Accelerator product but have not been collected. Advances are collected from the buyer customer once the buyer initiates the transfer of funds for the invoice that was previously advanced. If the buyer does not transfer the funds as expected, the Company is exposed to losses. The Company’s experience with such delinquencies by buyer customers have been immaterial. Supplier advances receivable are stated at their estimated net realizable value. A broad range of information is considered in the estimation process, including historical loss information, effects of COVID-19, age of receivables, communications with buyer and supplier customers, changes in their risk profile, and supplier experience and utilization of the program. The allowance for doubtful accounts for supplier advances is assessed at period end and the measurement of the allowance is included as a component of cost of revenues in the Company’s consolidated statements of operations. Supplier advances receivable balances are charged against the allowance when the Company determines it is probable the receivable will not be recovered after collection efforts and legal actions have been exhausted. The Company classifies the fees charged to supplier customers as cash flows from operating activities with the remaining accelerated advancements and recoupments classified as cash flows from investing activities on a net basis within the consolidated statements of cash flows.

Property and Equipment

Property and equipment are recorded at cost at the date of acquisition plus the cost of additions and improvements that increase the useful lives of assets. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets, which range from three to seven years, except for buildings which have estimated useful lives of up to 35 years. Assets recorded under leasehold improvements are amortized over the shorter of their useful lives or related lease terms. Repairs and maintenance expenditures are expensed as incurred. The cost and related accumulated depreciation and amortization of assets sold or disposed are removed from the accounts and the resulting gain or loss is reflected in operating expenses. The carrying value of all long-lived assets is reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable, in accordance with ASC 360, Property, Plant, and Equipment. Assets under finance leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The amortization period is based on whether ownership transfers at the end of the lease, including the presence of a bargain purchase option. If ownership transfers or the Company has the option for a bargain purchase, the asset is depreciated over its useful life. If neither of the above criteria are present, the asset is depreciated over the life of the lease. Amortization of assets recorded as finance leases is included in the line item depreciation and amortization in the Company’s consolidated statements of operations.

Intangible Assets and Goodwill

The Company capitalizes costs related to the development of its software services and certain projects for internal use in accordance with ASC 350, Intangibles – Goodwill and Other. These capitalized costs are primarily related to the integrated invoice processing and payment solutions and services hosted by the Company and accessed by its customers on a subscription and transaction basis. Costs incurred in the preliminary stages of development are expensed as incurred. Once an application has reached the development stage, internal and external costs, if direct, are capitalized until the software is substantially complete and ready for its intended use. Capitalization ceases upon completion of all substantial testing. The Company also capitalizes costs related to specific upgrades and enhancements when it is probable the expenditures will result in additional functionality. Capitalized costs are recorded as part of Intangible assets. Maintenance and training costs are expensed as incurred. Internally developed software is amortized on a straight-line basis over its estimated useful life, generally three years.

Other identifiable intangible assets consist of acquired customer lists, technology and trade names, which were recorded at their fair values at the time of acquisition. Amortization is computed using the straight-line method over the estimated useful lives of the assets.

The Company evaluates intangible assets and long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. This includes, but is not limited to, significant adverse changes in business climate, market conditions, or other events that indicate an asset’s carrying amount may not be recoverable. Recoverability of these assets is measured by comparison of the carrying amount of each asset to the future undiscounted cash flows the asset is expected to generate. If the undiscounted cash flows used in the test for recoverability are less than the carrying amount of these assets, then the carrying amount of such assets is reduced to fair value.

AvidXchange Holdings, Inc.

Notes to the Consolidated Financial Statements

(in thousands, except share and per share data)

The Company evaluates goodwill for impairment as of October 31 each year or more frequently if events or changes in circumstances indicate that goodwill might be impaired. The Company is comprised of a single reporting unit. The Company has the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of the Company is less than the carrying amount, including goodwill. If it is determined that it is more likely than not that the fair value of the Company is less than the carrying amount, a quantitative assessment is performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge is recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value, not to exceed the total amount of goodwill allocated to that reporting unit. The Company also has the option to bypass the qualitative assessment and perform the quantitative assessment.

Stock-Based Compensation

Compensation cost for stock-based awards issued to employees and outside directors, including stock options and restricted stock units (“RSUs”), is measured at fair value on the date of grant.

The fair value of stock options is estimated using a Black-Scholes option-pricing model, while the fair value of RSUs is determined using the fair value of the Company’s underlying common stock. Stock-based compensation expense is recognized on a straight-line basis over the requisite service period of the award. Stock-based compensation expense for RSUs with performance conditions is recognized over the requisite service period on an accelerated-basis as long as the performance condition in the form of a specified liquidity event is probable to occur. The impact of forfeitures on the recognition of expense is estimated based on actual forfeiture activity. In the case of equity issued in lieu of cash bonus, expense is recognized in the period the cash bonus was earned.

Common Stock Repurchases

The Company is incorporated in the State of Delaware and under the laws of that state shares of its own common stock that are acquired by the Company constitute authorized but unissued shares. The cost of the acquisition by the Company of shares of its own stock in excess of the aggregate par value of the shares first reduces additional paid-in-capital, to the extent available, with any residual cost applied as an increase to accumulated deficit.

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

Advertising Costs

Advertising and marketing costs are included in operating expenses and are expensed as incurred. The Company incurred advertising and marketing costs of approximately $5,964, $3,910 and $3,962 for the years ended December 31, 2021, 2020 and 2019, respectively.

Research and Development

The Company expenses research and development costs as incurred. Research and development expenses consist primarily of engineering and product development, including employee compensation and the costs of outside contractors.

AvidXchange Holdings, Inc.

Notes to the Consolidated Financial Statements

(in thousands, except share and per share data)

Income Taxes

Deferred income taxes are provided for temporary differences between the basis of the Company’s assets and liabilities for financial reporting and income tax purposes. Deferred tax assets and liabilities represent future tax return consequences for those differences which will either be deductible or taxable when the assets or liabilities are recovered or settled.

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on the deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company evaluates both the positive and negative evidence that is relevant in assessing whether it will realize the deferred tax assets. A valuation allowance is recorded when it is more-likely-than-not that some of the deferred tax assets will not be realized.

The Company recognizes all material tax positions, including uncertain tax positions, when it is more-likely-than-not that the position will be sustained based on its technical merits and if challenged by the relevant tax authorities. All tax years since 2018 are open for potential examination by taxing authorities as of December 31, 2021. However, tax authorities may have the right to examine prior periods where net operating losses or tax credits were generated and carried forward. The tax authorities may make adjustments up to the amount of the net operating loss or credit carryforward. No liabilities for uncertain income tax positions are recorded as of December 31, 2021 or 2020. The Company’s policy is to record interest and penalties related to uncertain tax positions in income tax expense.

Retirement Plan

The Company has a 401(k) defined contribution plan. Under the plan, each employee meeting the minimum age requirement and with at least one month of service is eligible to participate. Vested benefits vary in accordance with years of credited service. The Company matching contribution is 100 percent of the first 3 percent and 50 percent of the next 2 percent of compensation that a participant contributes to the plan. The Company made contributions of $3,855, $3,111 and $2,255 to the plan, net of forfeitures, for eligible and participating employees for the years ended December 31, 2021, 2020 and 2019, respectively. Contributions are subject to certain IRS limitations.

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

The Company has established a ‘rabbi trust’ that serves as an investment to shadow the deferred compensation plan liability. The assets of the rabbi trust are general assets of the Company and as such, would be subject to the claims of creditors in the event of bankruptcy or insolvency. The Company has recorded these assets and liabilities at their fair value. In association with this plan, $1,343 and $663 were included in other noncurrent assets and $1,387 and $787 were included in noncurrent liabilities as of December 31, 2021 and 2020, respectively.

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

The following is a brief description of those three levels:

AvidXchange Holdings, Inc.

Notes to the Consolidated Financial Statements

(in thousands, except share and per share data)

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

The convertible common stock liability, which was converted on October 15, 2021 in connection with the Company's IPO, was stated at fair value and was considered a Level 3 input because the fair value measurement was based, in part, on significant inputs not observed in the market. The Company determined the fair value of the convertible common stock liability based on the Black-Scholes option- pricing model which utilizes the value of shares sold in the Company’s latest preferred stock financing and allocates the estimated equity value of the Company to each class of the Company’s outstanding securities using an option-pricing back-solve model, then a Monte Carlo simulation technique to estimate fair value of the convertible common stock liability.

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

On October 1, 2021, the Company adopted ASU No. 2017-04, Intangibles — Goodwill and Other: Simplifying the Accounting for Goodwill Impairment. This guidance simplified the accounting for goodwill impairment by eliminating the need to determine the fair value of individual assets and liabilities of a reporting unit to measure the goodwill impairment. The guidance was used for the annual goodwill impairment tests performed as of October 31, 2021. Adoption did not have a material impact on the Company's consolidated financial statements.

Accounting Pronouncements Issued but Not Yet Adopted

In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-13, Financial instruments, Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which amends the guidance on the impairment of financial instruments by requiring measurement and recognition of expected credit losses for most financial assets, including trade receivables, and other instruments that are not measured at fair value through net income (the “CECL” framework). The guidance will replace the Company’s current accounts receivable and supplier advances receivable allowance for doubtful accounts methodology with the CECL framework. ASU 2016-13 was effective date for public business entities for fiscal years beginning after December 15, 2019. As an emerging growth company, the effective date for the Company is January 1, 2023. The Company is currently evaluating the impact of adopting this guidance on its consolidated financial statements and related disclosures.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes which simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. This

AvidXchange Holdings, Inc.

Notes to the Consolidated Financial Statements

(in thousands, except share and per share data)

standard was effective for public business entities for fiscal years, and interim periods within those years, beginning after December 15, 2020. As an emerging growth company, the effective date for the Company is January 1, 2022 for annual reporting periods and January 1, 2023 for interim periods. Early adoption is permitted. Certain amendments of this standard may be adopted on a retrospective basis, modified retrospective basis or prospective basis. The Company is currently evaluating the impact of adopting this guidance on its consolidated financial statements and related disclosures.

In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. This standard requires contract assets and contract liabilities from contracts with customers that are acquired in a business combination to be recognized and measured as if the acquirer had originated the original contract. For public business entities, it is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. As an emerging growth company, the effective date for the Company is January 1, 2024. Entities should apply the provisions of the new standard prospectively to business combinations occurring on or after the effective date of the standard. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the impact of adopting this guidance on its consolidated financial statements and related disclosures.

3. Revenue from Contracts with Customers

The Company determines revenue recognition through the following steps:

•
Identify the contract with a customer;
•
Identify the performance obligations in the contract;
•
Determine the transaction price;
•
Allocate the transaction price to performance obligations in the contract; and
•
Recognize revenue when or as the Company satisfies a performance obligation.

Revenue Sources

The Company’s revenues are derived from multiple sources. The following is a description of principal revenue generating activities.

Software Revenue

Software revenue are tailored specifically to the Company’s buyer customers and include AvidInvoice, AvidPay, AvidUtility, AvidBill, Create-a-Check, Avid for NetSuite, Strongroom Payables Lockbox, ASCEND and TimberScan. These various offerings address the specific needs of buyers and together they comprise the Company’s suite of cloud-based solutions designed to manage invoices and automate the AP function. Revenues are derived from mostly long-term contracts with mid-market customers. The vast majority of the revenues are comprised of 1) fees calculated based on number of invoice and payment transactions processed, 2) recurring maintenance or subscription fees, or 3) some combination thereof. Fees for the Company’s services are typically billed and paid on a monthly basis. The Company’s core performance obligation is to stand ready to provide holistic AP management services and process as many invoices and/or payments as the buyer customer requests on a daily basis over the contact term. The unspecified quantity of the service meets the criteria for variable consideration, where the variability is resolved daily as the services are performed. Accordingly, the promise to stand ready is accounted for as a single-series performance obligation and revenue is recognized based on the services performed each day.

Included in software revenue is software maintenance and subscription fee revenue, which is recognized ratably over the term of the applicable service period, generally 12 months for Create-a-Check, Avid for NetSuite and TimberScan customers, and 60 months for ASCEND customers.

In addition, each contract contains the promise of providing implementation services for an upfront fee. In determining whether the implementation services are distinct from the hosting services, the Company considered various factors, including the level of customization, complexity of integration, the interdependency and interrelationships between the implementation services and the hosting services and the ability (or inability) of the customer’s personnel or other service providers to perform the services. The Company concluded that the implementation services are not distinct and therefore fees for implementation services are combined with the main promise of the contract and recognized ratably over the non-cancellable term of the contract.

Software offerings are also sold to end customers through reseller partners. The Company evaluated whether it is the principal or the agent in these arrangements. The reseller partners directly contract with the end customers and are ultimately responsible for the fulfillment of the services. The Company may have some discretion in determining the fee charged to the end customer, but always in conjunction with the reseller partner. Therefore, in most reseller partner arrangements, the Company acts as an agent

AvidXchange Holdings, Inc.

Notes to the Consolidated Financial Statements

(in thousands, except share and per share data)

and performs the services as directed by and on behalf of the reseller partner and recognizes revenue on a net basis in the amount to which it expects to be entitled, excluding the revenue share earned by the reseller partner.

Taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction, that are collected by the Company from a customer, are excluded from revenue.

Payment Revenue

Payment revenue includes (i) interchange fees earned on payment transactions processed as VCC, (ii) fees from supplier product offerings, and (iii) interest on funds held for customers.

With respect to interchange fees, the Company evaluated whether it is the principal or the agent in the arrangement and determined that interchange fees are not received in return or exchange for services that the Company controls or acts as the principal, and the Company does not play any role or have control over how the interchange basis points are established. Therefore, the Company acts as an agent and records interchange fees net of i) fees charged by the VCC processor and ii) rebates provided to AvidXchange’s buyer customers, reseller partners and supplier customers as an incentive to increase the volume of VCC transactions. The rebates to buyer customers are for cash consideration, which includes cash payments or credits that may be applied against trade accounts owed by the customer to the Company. The rebates to supplier customers are also for cash consideration in the form of reimbursement of processing fees related to the acceptance of payments via a VCC. The Company recognizes monthly net interchange fees based on the transactional volume issued by the VCC processor and submitted to the suppliers, less a reserve for transactions subsequently canceled.

Product offerings which address the needs of AvidXchange’s fast-growing network of suppliers currently include AvidPay Direct (“APD”) and Invoice Accelerator. The APD service eliminates paper checks and provides suppliers with the opportunity to receive electronic payments with enhanced remittance data. The Invoice Accelerator service expands the opportunity to manage cash flows and receive payments even faster by allowing suppliers to advance payment on qualifying invoices. Revenues are generated on a per transaction basis for each payment that is advanced and/or processed using APD. The per transaction fee includes both a fixed and a variable component based on the spend per payment. There are currently no other monthly, annual, or start up fees associated with the supplier contract. Given that the underlying fees are based on unknown services to be performed over the contract term, the total consideration is determined to be variable. The variable consideration is usage-based and therefore, it specifically relates to the Company’s efforts to satisfy its obligation to the supplier. The variability is satisfied each time a service is provided to the supplier and the variable fees are recognized at the time of service.

Payment revenue also includes interest income received from buyer customer deposits held during the payment clearing process. Such funds are deposited in either trust accounts, that are maintained and operated by a trustee, or Company owned accounts.

Services Revenue

Services revenue is derived from the sale of professional services that are distinct and are recognized at the point in time the benefit transfers to the customer.

Disaggregation of Revenue

The table below presents the Company’s revenues disaggregated by type of services performed.

	Year ended December 31,
	2021	2020	2019
Software revenue	$87,885	$68,063	$50,147
Payment revenue	157,930	115,745	98,335
Services revenue	2,594	2,120	1,102
Total revenues	$248,409	$185,928	$149,584

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

AvidXchange Holdings, Inc.

Notes to the Consolidated Financial Statements

(in thousands, except share and per share data)

	As of December 31,
	2021	2020
Trade accounts receivable, net	$9,797	$8,977
Payment processing receivable, net	21,168	15,780
Accounts receivable, net	$30,965	$24,757
Contract liabilities	$29,880	$7,970

Significant changes in the contract liabilities balance are as follows:

	Year Ended December 31,
	2021	2020
Revenue recognized included in beginning of period balance	$(6,095)	$(4,217)
Cash received, excluding amounts recognized as revenue during the period	28,005	4,506
Contract liabilities acquired in business combination	-	2,450

The table below presents a summary of changes in the Company’s allowance for doubtful accounts:

	Accounts Receivable	Supplier Advances
	Allowance	Receivable Allowance

Allowance for doubtful accounts, December 31, 2018	$941	$524
Amounts charged to contra revenue, cost of revenues and expenses	544	570
Amounts written off as uncollectable	(74)	(643)
Recoveries of amounts previously written off	-	137
Allowance for doubtful accounts, December 31, 2019	1,411	588
Amounts charged to contra revenue, cost of revenues and expenses	551	1,070
Amounts written off as uncollectable	(193)	(675)
Recoveries of amounts previously written off	-	116
Allowance for doubtful accounts, December 31, 2020	1,769	1,099
Amounts charged to contra revenue, cost of revenues and expenses	729	1,400
Amounts written off as uncollectable	(215)	(1,757)
Recoveries of amounts previously written off	-	363
Allowance for doubtful accounts, December 31, 2021	$2,283	$1,105

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

The Company’s remaining performance obligation consists of contracts with financial institutions who are using the ASCEND solution. These contracts generally have a duration of two to five years and contain fixed maintenance fees that are considered fixed price guarantees. Remaining performance obligation consisted of the following:

	Current	Noncurrent	Total
As of December 31, 2021	$13,339	$23,475	$36,814
As of December 31, 2020	12,406	26,771	39,177

Contract Costs

The Company incurs incremental costs to obtain a contract, as well as costs to fulfill a contract with buyer customers that are expected to be recovered. These costs consist primarily of sales commissions incurred if a contract is obtained, and customer implementation related costs.

AvidXchange Holdings, Inc.

Notes to the Consolidated Financial Statements

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

The following tables present information about deferred contract costs:

	Year Ended December 31,
	2021	2020	2019
Capitalized sales commissions and implementation costs	$14,656	$12,075	$10,790
Amortization of deferred contract costs
Costs to obtain contracts included in sales and marketing expense	$4,987	$4,590	$2,938
Costs to fulfill contracts included in cost of revenue	5,517	4,610	3,186

4. Business Combinations

FastPay

On July 8, 2021, the Company entered into a stock purchase agreement for all of the equity interests of FastPay, a leading provider of payments automation solutions for the media industry. This acquisition expanded the Company’s portfolio of automated payments technologies and services to middle market companies across the media landscape in the United States. The Company paid consideration of approximately $77,089 which consisted of $46,089 in cash and 1,239,973 shares of common stock of the Company with an aggregate value of $31,000 based on the Company's IPO price of its common stock of $25. Additional amounts may be earned upon achievement of future performance goals measured on annual performance for 2021, 2022 and 2023. The aggregate amount of potential additional payments is $9,000, evenly split between cash and common stock. The Company recorded additional consideration of $1,880 related to contingent consideration in liabilities on its consolidated balance sheets. Additionally, the Company included identified deferred payment obligations of $792 in consideration paid.

On July 24, 2021, the Company paid contingent consideration with an aggregate value of $1,000 consisting of $500 in cash and 19,998 shares of common stock with a value of $500 based on the Company's IPO price of its common stock of $25.

The number of shares of common stock initially issued, including contingent consideration, was adjusted in accordance with terms of the purchase agreement based on the change in the value of the Company's common stock in connection with its IPO. The Company determined that the variability in the number of shares issued in the transaction represents a call option. The value of the call option was determined to be $4,118 and reduces the consideration allocated to the fair value of the business and was recorded as reduction to additional paid-in capital of $4,118 at the date of the acquisition.

In allocating the preliminary purchase price, the Company recorded the following assets acquired and liabilities assumed based on their estimated fair values at the date of the acquisition:

Consideration transferred
Closing cash consideration, net of cash acquired	$46,089
Common stock consideration	31,000
Contingent consideration	1,880
Deferred payment obligation	792
Call option	(4,118)
Fair value of total consideration transferred	$75,643

AvidXchange Holdings, Inc.

Notes to the Consolidated Financial Statements

(in thousands, except share and per share data)

Recognized amounts of identifiable assets acquired and liabilities assumed
Current assets	$2,115
Property and equipment	118
Operating lease right-of-use assets	561
Other noncurrent assets and deposits	90
Intangible assets
Customer relationships	18,000
Acquired technology	14,000
Trade name	2,500
Non-compete agreements	2,100
Goodwill	60,225
Total identifiable assets acquired	99,709
Accounts payable	3,241
Accrued expenses	15,457
Lease liabilities	561
Deferred tax liability	4,807
Total liabilities assumed	24,066
Purchase price paid, net of cash acquired	$75,643

The preliminary calculation of fair value for the acquired assets and liabilities was prepared using primarily Level 3 inputs under ASC 820, Fair Value Measurements and Disclosures (“ASC 820”). The Company determined the fair value of the identifiable intangible assets acquired with the assistance of third-party valuation consultants. The determination of fair value utilized the relief-from-royalty method for the acquired technology and the trade name. The multi-period excess earnings method was utilized to determine the fair value of the customer relationships. The amount recorded for acquired technology represents the estimated fair value of FastPay's payment technology. The amount recorded for customer relationships represents the fair values of the underlying relationship with FastPay's customers. The amount recorded for tradename represents the fair value of the brand recognition of FastPay. The weighted average useful life of acquired intangibles is 12 years. The goodwill balance is primarily attributable to the assembled workforce and expanded market opportunities within the market verticals in which FastPay operates. The goodwill balance is not deductible for tax purposes. From the date of the acquisition through December 31, 2021, the Company recorded measurement-period adjustments which are included in the table above. These adjustments increased the consideration paid by $126 for adjustments to the preliminary working capital balances and recognized a deferred tax liability of $4,807, resulting in a corresponding increase in goodwill. As of December 31, 2021, purchase price allocation is preliminary.

During the year ended December 31, 2021, the amount of revenue and expense attributable to FastPay's operations were $5,063 and $7,521, respectively. Supplemental pro forma revenue and earnings information have not been presented for the year ended December 31, 2021 because the effect of this acquisition was not material to the Company's overall operations.

Core Associates and Orbiion

The Company accounted for the following transactions as business combinations during the year ended December 31, 2020 in accordance with the provisions of ASC Topic 805, Business Combinations, and has included the financial results of each acquisition in its consolidated financial statements from the date of the acquisition.

The Company also evaluated the acquisitions quantitatively and qualitatively and determined them to be insignificant both individually and in the aggregate. Therefore, certain pro forma disclosures under ASC 805-10-50 have been omitted.

On December 30, 2020 AvidXchange acquired all of the issued and outstanding equity interest of Core Associates, the maker of TimberScan, an AP approval processing and content management software. Total purchase price was approximately $24,408, net of $1,836 of cash acquired. The Company paid approximately $19,408 in cash at closing, inclusive of working capital adjustments, and issued 408,064 common shares valued at $5,000. The fair value of the common shares was determined based on the estimated fair value at the time of the transaction. The Company incurred transaction costs associated with the acquisition of approximately $1,298.

In allocating the purchase price, the Company recorded the following assets acquired and liabilities assumed based on their estimated fair values at the date of the acquisition:

AvidXchange Holdings, Inc.

Notes to the Consolidated Financial Statements

(in thousands, except share and per share data)

Current assets
Other assets	$658
Intangible assets
Customer relationships	3,700
Acquired technology	5,700
Trade name	2,500
Goodwill	14,766
Total identifiable assets acquired	27,324
Accounts payable	266
Accrued expenses	150
Deferred revenue	2,500
Total liabilities assumed	2,916
Purchase price paid, net of cash acquired	$24,408

The calculation of fair value for the acquired assets and liabilities was prepared using primarily Level 3 inputs under ASC 820. The Company determined the fair value of the identifiable intangible assets acquired with the assistance of third-party valuation consultants. The determination of fair value utilized the relief-from-royalty method to value the acquired technology and the trade name, and the multi-period excess earnings method to value the customer relationships. The amount recorded for acquired technology represents the estimated fair value of Core’s SaaS and on-premises software technology. The amount recorded for customer relationships represents the fair values of the underlying relationship with Core’s customers and business partners. The amount recorded for tradename represents the fair value of the brand recognition of Core and their main product TimberScan. The weighted average useful life of acquired intangibles and tradename is nine years and eleven years, respectively. The goodwill balance is primarily attributed to the assembled workforce and expanded market opportunities when integrating AvidPay with the Core platform to create a cohesive AP and payment offering. The goodwill balance is deductible for tax purposes.

On October 29, 2020, the Company completed an asset acquisition with the stockholders of Orbiion, Inc., (“Orbiion”) a California corporation, for total consideration of approximately $1,409, including 80,640 shares of common stock valued at approximately $988. The purchase price of Orbiion was primarily attributable to the acquired workforce and the expected strategic synergies and was therefore fully allocated to goodwill. The goodwill balance is deductible for tax purposes.

During the year ended December 31, 2021, the Company did not make any adjustments to the purchase price allocation for the Core Associates and Orbiion transactions. In the fourth quarter of 2021, the Company finalized the preliminary purchase price allocations, noting no material measurement period adjustments.

BankTEL

On October 1, 2019, the Company acquired all the equity interests of BankTEL. BankTEL provides accounting software solutions to small and mid-size banks using its ASCEND product. Total purchase price was approximately $115,348, net of $74 in cash acquired. The Company paid $105,834 in cash at closing, inclusive of working capital adjustments, and issued 1,851,784 common shares valued at $9,514. The fair value of the common shares was determined based on the estimated fair value at the time of the transaction. The Company incurred transaction costs associated with the acquisition of approximately $1,168.

In allocating the purchase price, the Company recorded the following assets acquired and liabilities assumed based on their estimated fair values at the date of the acquisition:

Current assets	$2,965
Property and equipment	92
Other assets	8
Intangible assets
Customer relationships	36,780
Acquired technology	9,070
Trade name	2,258
Goodwill	65,019
Total identifiable assets acquired	116,192
Accounts payable	93
Accrued expenses	205
Deferred revenue	546
Total liabilities assumed	844
Purchase price paid, net of cash acquired	$115,348

AvidXchange Holdings, Inc.

Notes to the Consolidated Financial Statements

(in thousands, except share and per share data)

The preliminary calculation of fair value for the acquired assets and liabilities was prepared using primarily Level 3 inputs under ASC 820. The Company determined the fair value of the identifiable intangible assets acquired with the assistance of third-party valuation consultants. The determination of fair value utilized the relief-from-royalty method for the acquired technology and the trade name, and the multi-period excess earnings method to value the customer relationships. The amount recorded for acquired technology represents the estimated fair value of BankTEL’s accounting software technology. The amount recorded for customer relationships represents the fair values of the underlying relationship with BankTEL customers. The amount recorded for tradename represents the fair value of the brand recognition of BankTEL. The weighted average useful life of acquired intangibles is 7 years. The goodwill balance is primarily attributed to the assembled workforce and expanded market opportunities when integrating AvidPay with the BankTEL platform to create a cohesive AP and payment offering. The goodwill balance is deductible for tax purposes. In the third quarter of 2020, the Company finalized the preliminary purchase price allocation, noting no material measurement period adjustments.

5. Property and Equipment

Property and equipment as of December 31, 2021 and December 31, 2020 consists of the following:

		December 31,
	Useful Life	2021	2020
Land	Indefinite	$37,364	$12,667
Office equipment	5 Years	2,048	2,046
Computer equipment	5 Years	14,682	13,508
Computer software	3 Years	3,219	2,946
Furniture	7 Years	7,388	7,334
Headquarters facilities	25 - 35 Years	67,384	68,484
Leasehold improvements	Shorter of lease term or useful life	8,308	8,683
Total property and equipment		140,393	115,668
Less: Accumulated depreciation and amortization		(34,166)	(28,796)
Total property and equipment, net of accumulated depreciation and amortization		$106,227	$86,872

Depreciation and amortization expense charged against property and equipment was $6,633, 7,346, and 6,807 for the three years ended December 31, 2021, 2020, and 2019, respectively. Depreciation and amortization expense associated with finance leases was $3,352, $3,764, and $3,371 for the three years ended December 31, 2021, 2020, and 2019, respectively.

In December 2021, the Company executed various concurrent agreements to purchase land and improvements adjacent to its Charlotte, North Carolina headquarters campus for potential future expansion. The improvements included a building that the Company was leasing at the time of purchase. At closing in December 2021, the Company made cash payments of $14,050 and issued a promissory note for $21,500 payable in five equal annual installments (see Note 8).

6. Intangible Assets and Goodwill

Intangible Assets

The following table presents information about capitalized software development costs:

	Year Ended December 31,
Capitalized software development costs	2021	2020	2019
Capitalized	$16,931	$11,354	$7,350
Amortized	$11,249	$9,427	$8,718

AvidXchange Holdings, Inc.

Notes to the Consolidated Financial Statements

(in thousands, except share and per share data)

	December 31, 2021
	Weighted Average	Gross	Accumulated
	Useful Life	Amount	Amortization	Net Amount

Internally developed software	3 Years	68,033	(47,475)	20,558
Non-compete	3 Years	2,100	(420)	1,680
Customer relationships	9 Years	69,442	(21,091)	48,351
Technology	7 Years	45,791	(22,329)	23,462
Trade name	10 Years	7,747	(1,343)	6,404
Total intangible assets		$193,113	$(92,658)	$100,455

	December 31, 2020
	Weighted Average	Gross	Accumulated
	Useful Life	Amount	Amortization	Net Amount

Internally developed software	3 Years	52,903	(36,614)	16,289
Customer relationships	8 Years	51,442	(14,032)	37,410
Technology	5 Years	31,791	(17,523)	14,268
Trade name	10 Years	5,246	(771)	4,475
Total intangible assets		$141,382	$(68,940)	$72,442

Total amortization expense associated with identifiable intangible assets was as follows:

	Year Ended December 31,
	2021	2020	2019
Total amortization expense associated with identifiable intangible assets	$24,105	$20,168	$15,532

The estimated future amortization is expected as follows:

2022	$22,887
2023	20,422
2024	15,178
2025	9,813
2026	8,258
Thereafter	23,897
$100,455

Goodwill

The following table sets forth the changes in the carrying amount of the Company’s goodwill:

Goodwill
Balance at January 1, 2020	$89,521
Acquisitions	16,175
Balance at December 31, 2020	105,696
Acquisitions	60,225
Balance at December 31, 2021	$165,921

Impairment and write-off of intangible assets

Impairment and write-off expense related to internally developed software projects was as follows:

	Year Ended December 31,
	2021	2020	2019
Impairment and write-off of intangible assets	$1,412	$924	$7,891

AvidXchange Holdings, Inc.

Notes to the Consolidated Financial Statements

(in thousands, except share and per share data)

7. Leases and Leasing Commitments

Fiscal 2021 and 2020 Activity After Adoption of Topic 842

The Company's leases and lease commitments consist primarily of operating leases for office space and financing leases for IT equipment and office facilities on its Charlotte, North Carolina headquarters campus.

Supplemental cash flow information related to the Company’s operating and finance leases was as follows:

	Year Ended December 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Financing cash flows for finance leases	$1,139	$1,582
Operating cash flows for finance leases	7,384	7,187
Operating cash flows for operating leases	1,781	2,199
Right of use assets obtained in exchange for new lease obligations:
Finance lease liabilities	174	544
Operating lease liabilities	877	163

The components of lease expense were as follows:

	Year Ended December 31,
Lease cost	2021	2020
Finance lease cost
Amortization of right-of-use assets	$3,352	$3,764
Interest on lease liabilities	8,272	8,104
Operating lease expense	1,241	1,221
Short-term lease cost	332	620
Variable lease cost	286	280
Sublease income	(145)	(249)
Total lease cost	$13,338	$13,740

Effective January 1, 2020, the Company early adopted Topic 842, using the modified retrospective method. Accordingly, the presentation of the results for year ending December 31, 2019 were not adjusted to conform to the recognition of results of operations for the years ended December 31, 2021 and 2020.

The Company adopted the following practical expedients and elected the following accounting policies related to this standard update:

•
The options to not reassess prior conclusions related to the identification, classification, and accounting for initial direct costs for leases that commenced prior to January 1, 2020
•
Short-term lease accounting policy election allowing lessees to not recognize right-of-use assets and liabilities for leases with a term of 12 months or less, and
•
The option to combine non-lease components with their related lease components for all classes of underlying assets.

The Company determines if an arrangement is a lease and the classification of the lease at inception. Due to the nature of AvidXchange’s operations, the Company has two main classes of underlying leased assets – i) information technology (“IT”) equipment and ii) corporate office space. IT equipment leases are classified as finance leases, whereas corporate office leases can be either operating or finance leases. Operating leases are included in operating lease right-of-use (“ROU”) assets and current and noncurrent operating lease liabilities on the Company’s consolidated balance sheets. Finance leases are included in property and equipment, net and current and noncurrent maturities of finance lease obligations on the Company’s consolidated balance sheets.

ROU assets represent the Company’s right to use an underlying asset for the lease term and the corresponding lease liabilities represent its obligation to make lease payments arising from the lease. Lease ROU assets and lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. The lease ROU asset is reduced for tenant incentives and excludes any initial direct costs incurred. The Company’s lease terms may include options to extend or terminate the lease. These options are reflected in the ROU asset and lease liability when it is reasonably certain that the Company will exercise the option. The Company reassesses the lease term if and when a significant event or

AvidXchange Holdings, Inc.

Notes to the Consolidated Financial Statements

(in thousands, except share and per share data)

change in circumstances occurs within the control of the Company, such as construction of significant leasehold improvements that are expected to have economic value when the option becomes exercisable.

In the calculation of the present value of the future minimum lease payments, AvidXchange uses either the implicit rate in the lease or the Company’s incremental borrowing rate. Practice has shown that an implicit rate is only determinable in the finance leases of IT equipment where the current price is readily available. For all office leases, the Company determines the net present value of future minimum lease payments using its incremental borrowing rate at the commencement date of the lease. AvidXchange’s incremental borrowing rate is estimated based on the Company’s credit rating, the yield curve for the respective lease terms, and the prevailing market rates for collateralized debt in a similar economic environment. The same process is followed for any new leases at their commencement dates or modifications to existing leases that require remeasurement.

Costs associated with operating lease assets are recognized on a straight-line basis within operating expenses over the term of the lease. Amortization expense of the ROU asset for finance leases is recognized on a straight-line basis over the shorter of the estimated useful lives of the assets or, in the instance where title does not transfer at the end of the lease term, the lease term.

Gross finance lease ROU assets reported in the consolidated balance sheets are as follows:

	As of December 31,
	2021	2020
Included in property and equipment, net	$74,275	$85,137

The finance lease ROU assets are inclusive of a classification change of one of the Company’s headquarters office locations from operating to finance lease due to a significant leasehold improvement commitment that triggered a change in the lease term. The classification change resulted in a recognition of a finance lease ROU asset of $11,037 and a liability of $12,249 as of January 1, 2020.

Other information related to leases for the year ended December 31, 2021 was as follows:

Weighted average remaining lease term
Corporate offices operating leases	4 years
Corporate offices finance leases	30 years
IT equipment finance leases	1 year

Weighted average discount rate
Corporate offices operating leases	10.6%
Corporate offices finance leases	10.6%
IT equipment finance leases	6.5%

As of December 31, 2021, the maturities of lease liabilities under non-cancelable operating and finance leases were as follows:

	As of December 31, 2021
	Operating Leases	Financing Leases
2022	$1,472	$6,406
2023	1,446	6,061
2024	1,289	5,944
2025	1,042	6,053
2026	229	6,174
Thereafter	63	203,634
Total minimum lease payments	$5,541	$234,272
Less: Imputed interest	(1,045)	(172,430)
Net lease obligation	$4,496	$61,842

As described in Note 5, the Company purchased land and improvements which it was leasing. The Company terminated this lease in December 2021 after closing the purchase.

Fiscal 2019 Activity Before Adoption of Topic 842

The Company leases office facilities and certain fixed assets under various noncancelable operating leases. Rental expense for operating leases was approximately $3,978 for the year ended December 31, 2019.

AvidXchange Holdings, Inc.

Notes to the Consolidated Financial Statements

(in thousands, except share and per share data)

Capital lease obligations on property and equipment are for one-year to five-year terms, except for the Charlotte headquarters facility lease. The initial term of the Charlotte headquarters facility lease is fifteen years with four five-year reasonably assured renewal options, for a total lease period of thirty-five years.

8. Long-Term Debt

Long-term debt as of December 31, 2021 and 2020:

	As of December 31,
	2021	2020
Term loan facility	$95,000	$95,000
Delayed draw term loan	9,023	5,552
Promissory note payable for land acquisitions	23,500	3,000
Total principal due	127,523	103,552
Current portion of promissory notes	(4,800)	(1,000)
Unamortized portion of debt issuance costs	(2,843)	(4,106)
Long-term debt	$119,880	$98,446

On October 1, 2019, the Company entered into a senior secured credit facility (“2019 Credit Agreement”) with Sixth Street Specialty Lending, Inc. (“Sixth Street”) and KeyBank National Association (“KeyBank”). The 2019 Credit Agreement makes available to the Company a facility in an aggregate amount of $163,500 which consists of:

•
$95,000 term loan facility (“2019 Term Loans”);
•
$30,000 additional delayed draw term loan commitment (“DDTL”);
•
$18,500 delayed draw term loan commitment (“Interest DDTL”); and
•
$20,000 revolving commitment (“2019 Revolver”).

Proceeds from the 2019 Credit Agreement were used to pay the outstanding principal related to the credit agreement dated October 19, 2016, as amended and restated (the “Old Credit Agreement”), and for working capital. The 2019 Credit Agreement is collateralized by substantially all of the assets of the Company except for bank accounts that hold customer funds or are used to administer self-funded employee benefit plans and other limited exceptions.

The aggregate amount available to borrow under our 2019 Credit Agreement was $23,524 as of December 31, 2021.

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

From October 1, 2019 through the third anniversary date of the 2019 Credit Agreement, the Company may, on a quarterly basis, borrow under the Interest DDTL to finance up to 4.5% of the interest due on the 2019 Term Loans. For the year ended December 31, 2021, the Company borrowed $3,471 under the Interest DDTL at rates of 9.0% and 10.0%.

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

The maturity date for the 2019 Term Loans and Interest DDTL is April 1, 2024.

Revolving Credit Facility

Borrowing increments on the 2019 Revolver start at $500, and multiples of $100 in excess of that amount. There was no balance outstanding under the facility as of December 31, 2021 or December 31, 2020. The Company is required to pay a commitment fee of 0.5% per annum with respect to the unused commitment under the 2019 Revolver. The maturity date for the 2019 Revolver is October 1, 2023.

AvidXchange Holdings, Inc.

Notes to the Consolidated Financial Statements

(in thousands, except share and per share data)

Deferred Financing Costs

The Company has $164, $258, and $352 in deferred financing costs included in other noncurrent assets and deposits, and $2,843, $4,106, $5,194 of deferred financing costs associated with 2019 Term Loan, DDTL, and Interest DDTL recorded net of long-term debt as of December 31, 2021, 2020, and 2019 respectively.

Amortization of deferred financing costs was $1,357, $1,182, $1,184 for each of the three years ended December 31, 2021, 2020, and 2019, respectively, which is presented in the consolidated statements of operations as interest expense.

Liquidity and Financial Covenants

The Company’s 2019 Credit Agreement contains certain covenants and restrictions on actions by the Company, including limitations on the payment of dividends. In addition, the 2019 Credit Agreement requires that the Company comply monthly with specified ratios, including a maximum ratio of debt to recurring revenue and a minimum cash balance requirement. The Company is in compliance with its financial debt covenants as of December 31, 2021.

Land Promissory Note

On November 15, 2018, the Company signed a promissory note in connection with the purchase of two land parcels adjacent to its Charlotte, North Carolina headquarters campus. The principal amount of $5,000 will be repaid in $1,000 installments, plus accrued interest at a rate of 6.75%, due on each anniversary date, with final payment due on November 15, 2023. The note is collateralized by the land parcels and any future building to be situated on, or improvements to, the land. In December 2021 in connection with the purchase land and improvements, the promissory note was modified to extend its term to November 15, 2025 and reduce the annual payment to $500.

In December 2021, the Company executed a promissory note in connection with the purchase of land and improvements adjacent to its Charlotte, North Carolina headquarters campus. The principal amount of $21,500 will be repaid in four annual installments of $4,300, plus accrued interest at a rate of 6.75%, starting on December 1, 2022 with the final payment of $4,300, plus accrued interest due on May 15, 2026. The note is collateralized by the land and improvements on the land.

Aggregate future maturities of long-term debt for the next five years and thereafter (including current portion) as of December 31, 2021 are as follows:

2022	$4,800
2023	4,800
2024	108,823
2025	4,800
2026	4,300
Thereafter	-
Total	$127,523

9. Preferred Stock

Upon the closing of the IPO on October 15, 2021, all shares of outstanding convertible preferred stock automatically converted into 111,142,439 shares of the Company's common stock. Additionally, all shares of senior preferred stock were converted into redeemable preferred stock and convertible common stock. The resulting redeemable preferred stock was redeemed for $169,000. The resulting convertible common stock was converted into 1,455,306 shares of the Company's common stock.

As of December 31, 2021, no shares of preferred stock were outstanding.

AvidXchange Holdings, Inc.

Notes to the Consolidated Financial Statements

(in thousands, except share and per share data)

As of December 31, 2020, the Company’s preferred stock, which is classified as mezzanine equity in the consolidated balance sheets was as follows:

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

10. Stockholders’ Equity and Convertible Common Stock Liability

Authorized Shares

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

The Company presented its common stock within stockholders’ equity and its convertible common stock separately as a liability, until its conversion upon the Company's IPO on October 15, 2021.

Initial Public Offering

On October 15, 2021, the Company closed its IPO in which it sold 26,400,000 shares of common stock at a public offering price of $25.00 per share. The Company received net proceeds of $620,400 after deducting underwriters' discounts and commissions of $39,000 and incurred additional costs in connection with the offering of $11,825, of which $5,225 were direct and incremental and accounted for as a reduction of the proceeds.

On November 15, 2021, the underwriters notified the Company of the partial exercise of the overallotment option. Upon closing on November 18, 2021, the Company issued 544,928 shares of common stock at the offering price of $25.00 per share and received net proceeds of $12,806 after deducting underwriters' discounts and commissions of $817.

Exercise of Warrants

Upon the closing of the IPO, all outstanding warrants converted into shares of common stock in a cashless exchange. Accordingly, the 797,652 outstanding warrants converted into 740,190 shares of common stock.

FastPay Consideration Adjustment

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

Convertible Common Stock Liability

Upon the closing of the IPO, the Company's convertible common stock liability was settled when all shares of senior preferred stock were converted into redeemable preferred stock and convertible common stock and the convertible common stock were converted into 1,455,306 shares of the Company's common stock.

The convertible common shares were entitled to dividends pari passu with common stockholders on an “if- converted” basis. Shares could be redeemed for cash or converted into common stock. Cash redemption was at the option of the stockholders, on or after six years from the date of purchase, or upon the occurrence of a significant event such as the sale of the Company or an IPO. The Company could have redeemed the shares for cash upon the occurrence of a significant transaction. Convertible common stock was convertible into common stock at the election of the holder for the 15-year period ending on October 1, 2034.

AvidXchange Holdings, Inc.

Notes to the Consolidated Financial Statements

(in thousands, except share and per share data)

The cash proceeds received upon redemption, or the number of common shares received upon conversion, was based upon a formula whereby the holder of the instrument will receive value commensurate with the increase, if any, in value of the Company’s common stock from the date of redemption or conversion over a contractually determined base price per common share of $11.94.

Until its conversion, the convertible common stock was accounted for as a derivative liability and was recorded at its fair market value within other long-term liabilities on the balance sheet. The Company estimated the fair value of the liability using the Black-Scholes option-pricing model and any change in fair value is recognized as a gain or loss in the statement of operations. The following table sets forth a summary of the changes in the fair value of the derivative liability, which is the Company’s only Level 3 financial instrument. Prior to conversion, no shares of convertible common stock were outstanding, as such shares were only issued upon conversion of the senior preferred stock.

	Year Ended December 31,
	2021	2020	2019
Fair value, beginning of period	$10,254	$2,717	$2,162
Change in fair value	26,128	7,537	555
Redeemed	(36,382)
Fair value, end of period	$-	$10,254	$2,717

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

On October 1, 2021, the Company executed an agreement with a philanthropic partner pursuant to which the Company intends to provide annual ongoing grants of 10% of the pledged shares for a period of ten years, subject in each case to the approval of the Company's board of directors. On October 15, 2021, the Company transferred the first installment of 165,729 shares of common stock which resulted in the recognition of $4,143 expense that was recorded in general and administrative expense in the fourth quarter of 2021.

Other Share Issuances

During the year ended December 31, 2021, the Company had other issuances of common stock that totaled 6,301,372 shares of at a weighted average price per share of $13.38. These issuances included 4,080,636 shares in connection with the modification of the Company’s agreement with a related party (see Note 13), 1,259,971 shares issued related to the acquisition of FastPay, and 960,765 shares issued upon exercise of employee stock options.

11. Stock-Based Compensation

Stock Plan

Upon the closing its IPO on October 15, 2021, the Company's 2021 Long-Term Incentive Plan ("2021 Plan") became effective. Initially, the 2021 Plan increased the number of shares of common stock available for the Company to issue by 18,023,020 shares and incorporated the outstanding awards under its prior plans. No new awards will be granted under the Company's prior plans. Initially, the maximum number of shares of common stock that may be issued under the 2021 Plan will not exceed 26,013,196 shares of common stock, which includes the new shares provided by the 2021 Plan and any shares of common stock subject to outstanding options or other awards under its prior plans.

Beginning on January 1, 2022 and continuing through January 1, 2031, the number of shares of common stock that will be reserved for issuance under the 2021 Plan will automatically increase on January 1 of each year. The increase will be the lesser of (i) 5% of the total number of shares of our common stock outstanding on December 31 of the immediately preceding year or (ii) 18,023,020 shares, provided that before the date of any such increase, the Company's board of directors may determine that such increase will be less than the amount set forth in clauses (i) and (ii). The maximum number of shares of common stock that may be issued on the exercise of incentive stock options under the 2021 Plan is 26,013,196 shares. On January 1, 2022, the number of shares of common stock available to issue under the 2021 Plan increased by 9,840,242.

Stock Options

Stock options granted under the Company's current and prior equity incentive plans have various vesting periods ranging from fully-vested on the date of grant to vesting over a period of three or four years. The term for each incentive stock option under these plans is ten years from the grant date, or five years for a grant to a ten percent owner optionee, in each case assuming

AvidXchange Holdings, Inc.

Notes to the Consolidated Financial Statements

(in thousands, except share and per share data)

continued employment. The fair value of options granted is estimated on the date of grant using the Black-Scholes option-pricing model.

Stock option activity for the year ended December 31, 2021 was as follows:

	As of December 31, 2021
			Weighted Average
	Number of Stock	Weighted Average	Remaining	Aggregate
	Options Outstanding	Exercise Price	Contractual Life	Intrinsic Value
Balance as of December 31, 2020	4,208,700	$4.53	7.20	$31,852
Granted	2,336,211	12.58
Exercised	(960,765)	2.94
Cancelled	(276,164)	6.97
Expired	(6,836)	0.06
Balance as of December 31, 2021	5,301,146	$8.25	7.71	$36,853
Vested and exercisable	2,157,599	$4.47	6.15	$22,884
Vested and expected to vest	5,119,614	$8.12	7.66	$36,212

As of December 31, 2021, the total unamortized stock-based compensation expense related to the unvested stock options was $10,909, which the Company expects to amortize over a weighted average period of 2.8 years.

The weighted-average grant date fair value of options granted during the years ended December 31, 2021, 2020, and 2019 was $5.32, $4.32, and $1.50 per share, respectively and the fair value of shares vested during the years ended December 31, 2021, 2020, and 2019 was $2,598, $1,519, and $1,040, respectively. The total cash received from exercises of share options during the years ended December 31, 2021, 2020, and 2019 was $2,820, $1,878, and $594, respectively. The Company provides a full valuation allowance against its net deferred tax asset and therefore did not recognize a tax benefit for stock option exercises in either of the years presented. The total intrinsic value of options exercised during the years ended December 31, 2021, 2020, and 2019 was $9,547, $3,685, and $1,049, respectively. The intrinsic value was calculated as the difference between the estimated fair value of the Company’s common stock at exercise and the exercise price of the in-the-money options.

The fair value of stock-based awards granted is estimated on the date of grant using the Black-Scholes option-pricing model based on the following assumptions:

	2021	2020	2019
Estimated dividend yield	0%	0%	0%
Expected volatility	43.59% - 45.24%	44.67% - 45.35%	34.82% - 37.79%
Risk-free interest rate	0.62% - 1.13%	0.27% - 0.40%	1.50% - 2.41%
Expected term in years	5.98	5.76	5.93

Due to limited historical data, the Company estimates stock price volatility based on the actual historical volatility of comparable publicly traded companies over the expected life of the option. The expected life represents the average time that options that vest are expected to be outstanding. Prior to the IPO, expected life of the award was calculated on the mid-point between the vesting date and the contractual term, which is in accordance with the simplified method. The expected life of options granted after the IPO was determined based on historical data. The expected life for share-based compensation granted to nonemployees is the contractual life. The risk-free rate is based on the U.S. Treasury yield curve during the expected life of the option. The Company has never paid dividends on its common stock and has no plans to pay dividends on its common stock. Therefore, the Company used an expected dividend yield of zero.

Restricted Stock Units

RSUs have a vesting period generally of one, two and four years. Any unvested RSUs are forfeited upon termination of employment. RSUs are valued at the estimated value of a share of common stock at the date of grant.

RSUs granted prior to the Company's IPO have a term of seven years, or three years for time vested RSUs after termination of employment and are also subject to a performance condition upon a predefined liquidity event such as an IPO or a change in

AvidXchange Holdings, Inc.

Notes to the Consolidated Financial Statements

(in thousands, except share and per share data)

control. Because the probability of performance condition occurring could not be estimated, no compensation expense was recognized related to the RSUs prior to the Company's IPO on October 15, 2021.

RSU activity for the year ended December 31, 2021 was as follows:

	Restricted Stock Units
	Number of Restricted	Weighted Average	Aggregate
	Stock Outstanding	Grant Date Fair Value	Intrinsic Value
Balance as of December 31, 2020	914,148	$10.42
Granted	2,799,758	14.15
Cancelled	(237,065)	11.49
Vested and converted to shares	-	-
Balance as of December 31, 2021	3,476,841	$13.37	$52,361

As of December 31, 2021, RSUs representing 347,637 shares of common stock were vested and will be released in March 2022. As of December 31, 2021, the total unamortized stock-based compensation expense related to the unvested RSUs was $26,632, which the Company will amortize over a weighted average period of 1.9 years.

Stock-Based Compensation Expense

Stock-based compensation expense from stock options and RSUs, reduced for actual forfeitures, was included in the following line items in the accompanying consolidated statement of operations:

	Year Ended December 31,
	2021	2020	2019
Cost of revenues	$2,775	$169	$114
Sales and marketing	4,105	394	354
Research and development	4,675	227	106
General and administrative	9,873	840	805
Total	$21,428	$1,630	$1,379

12. Commitments and Contingencies

Incentive Packages

In 2014, the Company entered into grant and tax incentive agreements with state and local government agencies in North Carolina (the “2014 Incentives”) for establishment of the new corporate headquarters and the expansion of its workforce. The initial fair value of the 2014 Incentives was estimated at $8,637, to be received in annual installments through 2027. In order to receive the 2014 Incentives, the Company has to maintain its headquarters in Charlotte, NC, create new job positions as well as maintain a minimum number of employees within the state of North Carolina. The incentive amount is dependent upon reaching certain job creation goals as stated in the grant and tax incentive agreements.

In March 2019, the Company signed a second incentive grant package with the state and local government agencies of North Carolina (the “2019 Incentives”). The initial fair value of the 2019 Incentives was estimated at $22,937, to be received over a twelve-year period beginning in 2020 if job creation criteria are met. In connection with services to be performed in the negotiation of the 2019 Incentives and subsequent compliance reporting, the Company will pay a vendor an aggregate of $3,190 in four annual installments beginning in 2019.

The reduction in general and administrative expenses recognized by the Company related to the 2014 Incentives and 2019 Incentives were as follows:

	Year Ended December 31,
	2021	2020	2019
Business incentives	$248	$1,145	$1,184

Letters of Credit

As of December 31, 2021, the Company has an irrevocable standby letter of credit outstanding that acts as collateral with respect to the lease of the Company’s Charlotte corporate headquarters with an availability of approximately $5,953 for which the

AvidXchange Holdings, Inc.

Notes to the Consolidated Financial Statements

(in thousands, except share and per share data)

Company pays a fee of 2% per annum. The letter of credit reduces the borrowing capacity under the 2019 Revolver. It renews annually and expires on December 1, 2023.

Naming Rights

The Company is party to a sponsorship agreement dated July 7, 2018, at its Charlotte corporate headquarters campus which provides full rights to display the Company’s name and logo on signage throughout the venue. The agreement is for a three-year initial term which extends through February 28, 2022 and provides for five 3-year renewal options. Payments for the sponsorship are invoiced annually beginning March 1, 2019; the Company paid $364 , $357 and $357 during the years ended December 31, 2021, 2020 and 2019, respectively. The Company renewed the agreement for an initial three-year renewal period through February 2025.

Development Fee Agreement

The Company was party to a development fee agreement dated September 27, 2019 in connection with future development on its Charlotte, North Carolina headquarters campus. This agreement required the Company to make payments to the seller of land purchased by the Company in connection with future development of the land by the Company. In conjunction with the purchase of land and improvements in December 2021, the Company terminated this development fee agreement and will make a cash payment of $3,827 to the counterparty on February 1, 2023.

13. Related Party Transactions

The Company made payments to entities affiliated with the Company’s CEO for software and consulting services in the amounts of $590, $455 and $289, for the years ended December 31, 2021, 2020, and 2019, respectively. Additionally, the Company made payments to an entity affiliated with one the Company's board of directors members for staffing and non-advisory financial services in the amounts of $418, $142 and $0 for the years ended December 31, 2021, 2020, and 2019, respectively.

The Company is party to reseller and service agreements with an entity affiliated with another of the Company's board of directors members. Under these agreements, the Company received payments from this entity in the amounts of $164, $87 and $81 for the years ended December 31, 2021, 2020, and 2019, respectively, and made payments to this entity in the amounts of $198, $109 and $77 for the years ended December 31, 2021, 2020, and 2019, respectively.

On February 19, 2021, the Company amended and restated its engagement letter with Financial Technology Partners LP and affiliates (“FT Partners”), an investment banking firm whose owner was a member of the Company’s board of directors up until the time of the amendment. The amended and restated engagement letter limits the events for which FT Partners will receive fees in the future, reduces the fees paid to FT Partners for future transactions, and eliminates the exclusivity arrangement with FT Partners. Additionally, the controlling stockholder of FT Partners left the Company’s board upon the effective date of the amended engagement letter. In connection with this amendment, the Company paid FT Partners $50,000, which was recognized in other income (expense) within the consolidated statements of operations. Concurrently, FT Partners subscribed to purchase 4,080,636 shares of common stock of the Company at their then-current fair value, and the Company and FT Partners agreed that the retention of the payment by the Company satisfied the amounts due under the subscription.

In July 2015, the Company entered into separate consulting agreements with two stockholders to receive certain marketing, business development, analytics, strategy, and support services in exchange for 704,048 common stock warrants. These warrants vest 20% on July 2016 and 10% every six months thereafter for a period of sixty months. These warrants have an exercise price of $2.04 with a fair value of $1.43 on the date of issuance. In connection with these consulting agreements, the Company recognized $101 and $202 as general and administrative expenses within the consolidated statements of operations for years ended December 31, 2020 and 2019, respectively. No expenses were recognized related to these warrants in the year ended December 31, 2021. These warrants were converted to common stock upon the closing of the Company’s IPO (see Note 15).

14. Income Taxes

The table below sets forth the components of income tax (benefit) expense:

AvidXchange Holdings, Inc.

Notes to the Consolidated Financial Statements

(in thousands, except share and per share data)

	Year Ended December 31,
	2021	2020	2019
Current provision
Federal	$-	$-	$-
State	68	$53	$-
	68	$53	$-
Deferred provision
Federal	(4,015)	$148	$50
State	(713)	$33	$10
	(4,728)	$181	$60
Provision for (benefit from) income taxes	$(4,660)	$234	$60

Reconciliation between the effect of applying the federal statutory rate of 21% pre-tax loss and the effective income tax rate used to calculate the Company’s income tax provision is as follows:

	Year Ended December 31,
	2021	2020	2019
Pre-tax book loss	$(42,905)	$(21,213)	$(19,632)
State taxes (net of federal benefit)	(7,603)	(4,046)	(3,930)
Convertible preferred stock mark-to-market adjustment	5,487	1,583	-
Permanent differences	1,902	(221)	464
Change in valuation allowance	33,548	24,339	23,146
Net operating loss carryforward adjustment	2,900	186	-
Other	2,011	(394)	12
Provision for (benefit from) income taxes	$(4,660)	$234	$60

The significant components of the Company’s deferred tax assets and liabilities were as follows:

	As of December 31,
	2021	2020
Assets
Allowance for doubtful accounts	$868	$734
Accrued expenses	4,683	3,667
Net operating loss carryforwards	95,466	84,244
Intangible assets	-	1,485
Stock-based compensation	4,346	345
Debt issuance costs	110	159
Deferred revenue	7,607	1,371
Interest limitation	8,720	5,515
Transaction costs	582	617
Agreement with VCC vendor	5,431	2,723
Lease liability	16,723	19,728
Contract amendment	12,499	-
Property and equipment	2,519	29
Other	3,631	205
Total gross deferred tax assets	163,185	120,822
Less: Valuation allowance	(134,062)	(96,322)
Net deferred tax assets	29,123	24,500
Liabilities
Intangible assets	(7,362)	-
Method change adjustments	(1,248)	(1,676)
ASC 606 set-up and commission costs	(7,272)	(6,169)
Right-of-use assets	(13,586)	(16,921)
Total gross deferred tax liabilities	(29,468)	(24,766)
Net deferred income tax assets (liabilities)	$(345)	$(266)

AvidXchange Holdings, Inc.

Notes to the Consolidated Financial Statements

(in thousands, except share and per share data)

The Company has federal net operating loss carryforwards totaling approximately $391,745 and $338,812 as of December 31, 2021 and 2020, respectively. The federal net operating loss carryforwards started to expire in 2020 and will expire at various dates in the future. The Company has state net operating loss carryforwards totaling approximately $365,168 and $314,771 as of December 31, 2021 and 2020, respectively. The state net operating loss carryforwards started to expire in 2020 and will expire at various dates in the future.

Management evaluated whether it is more likely than not they would realize the benefit of the deferred tax assets. Based on the weight of available positive and negative evidence, Management concluded a valuation allowance was necessary to offset deferred tax assets, as presented above. The valuation allowance increased by approximately $37,740 in year ended December 31, 2021.

The following table presents a summary of the changes in the valuation allowance:

	Year Ended December 31,
Deferred tax valuation allowance	2021	2020
Beginning of period	$96,322	$71,867
Additions	47,458	24,804
Deductions	(9,718)	(349)
End of period	$134,062	$96,322

As required by ASC 740, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company is subject to income taxes in the U.S. federal jurisdiction and various state jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. The Company’s policy is to recognize interest and penalties accrued on uncertain tax positions as part of income tax expense. The Company evaluated its material tax positions and determined that it does not have any material uncertain tax positions requiring recognition of a liability for any of the reporting periods presented.

15. Loss Per Common Share

Diluted loss per common share is the same as basic loss per common share for all periods presented because the effects of potentially dilutive items were anti-dilutive given the Company’s net loss.

The following common share equivalent securities have been excluded from the calculation of weighted average common shares outstanding because the effect is anti-dilutive for the periods presented:

	Year Ended December 31,
Anti-Dilutive Common Share Equivalents	2021	2020	2019
Convertible redeemable preferred stock	-	111,379,870	106,965,944
Convertible common stock	-	2,785,606	2,459,284
Stock options	5,301,146	4,204,868	4,390,360
Restricted stock units	3,476,841	900,512	-
Warrants	-	704,048	704,048
Total anti-dilutive common share equivalents	8,777,987	119,974,904	114,519,636

Basic and diluted net loss per common share is calculated as follows:

AvidXchange Holdings, Inc.

Notes to the Consolidated Financial Statements

(in thousands, except share and per share data)

	Year Ended December 31,
	2021	2020	2019
Numerator:
Net loss	$(199,649)	$(101,246)	$(93,546)
Deemed dividend on preferred stock	(9,500)	(43,414)	(6,494)
Accretion of convertible preferred stock	(15,141)	(21,682)	(7,906)
Net loss attributable to common stockholders	$(224,290)	$(166,342)	$(107,946)
Denominator:
Weighted-average common shares outstanding, basic and diluted	85,061,417	49,738,252	42,526,716
Net loss per common share, basic and diluted	$(2.64)	$(3.34)	$(2.54)