Form 10-Q
period 2022-03-31
AvidXchange Holdings, Inc.
filed 2022-05-06
CIK 1858257

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 4, 2022, the registrant had 197,782,629 shares of common stock, $0.001 par value per share, outstanding.

AvidXchange Holdings, Inc.

Form 10-Q

For the Quarterly Period Ended March 31, 2022

Table of Contents

		Page
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)
	Unaudited Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021	1
	Unaudited Consolidated Statements of Operations for the Three Months Ended March 31, 2022 and 2021	2
	Unaudited Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the Three Months Ended March 31, 2022 and 2021	3
	Unaudited Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2022 and 2021	4
	Notes to Unaudited Consolidated Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28
Item 4.	Controls and Procedures	29
PART II.	OTHER INFORMATION	30
Item 1.	Legal Proceedings.	30
Item 1A.	Risk Factors.	30
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	31
Item 3.	Defaults Upon Senior Securities.	31
Item 4.	Mine Safety Disclosures.	31
Item 5.	Other Information.	31
Item 6.	Exhibits.	32
Signatures		33

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

AvidXchange Holdings, Inc.

Unaudited Consolidated Balance Sheets

(in thousands, except share and per share data)

	As of March 31,	As of December 31,
	2022	2021
Assets
Current assets
Cash and cash equivalents	$294,923	$562,817
Restricted funds held for customers	931,975	1,242,346
Marketable securities	228,655	-
Accounts receivable, net of allowances of $2,349 and $2,283, respectively	34,213	30,965
Supplier advances receivable, net of allowances of $1,199 and $1,105, respectively	12,783	11,520
Prepaid expenses and other current assets	13,839	10,237
Total current assets	1,516,388	1,857,885
Property and equipment, net	105,643	106,227
Operating lease right-of-use assets	5,826	3,278
Deferred customer origination costs, net	27,503	28,276
Goodwill	165,921	165,921
Intangible assets, net	106,031	100,455
Other noncurrent assets and deposits	4,297	4,261
Total assets	$1,931,609	$2,266,303
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$15,505	$17,142
Accrued expenses	51,492	56,082
Payment service obligations	931,975	1,242,346
Deferred revenue	9,861	9,530
Current portion of contingent consideration	688	688
Current maturities of lease obligations under finance leases	559	670
Current maturities of lease obligations under operating leases	1,283	1,048
Current maturities of long-term debt	4,800	4,800
Total current liabilities	1,016,163	1,332,306
Long-term liabilities
Deferred revenue, less current	19,494	20,350
Contingent consideration, less current portion	70	70
Obligations under finance leases, less current maturities	61,304	61,172
Obligations under operating leases, less current maturities	5,710	3,448
Long-term debt	121,366	119,880
Other long-term liabilities	2,630	6,022
Total liabilities	1,226,737	1,543,248
Commitments and contingencies
Stockholders' equity
Preferred stock, $0.001 par value; 50,000,000 shares authorized, no shares issued and outstanding as of March 31, 2022 and December 31, 2021	-	-
Common stock, $0.001 par value; 1,600,000,000 shares authorized as of March 31, 2022 and December 31, 2021; 197,626,663 and 196,804,844 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	198	197
Additional paid-in capital	1,602,372	1,594,780
Accumulated deficit	(897,698)	(871,922)
Total stockholders' equity	704,872	723,055
Total liabilities and stockholders' equity	$1,931,609	$2,266,303

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AvidXchange Holdings, Inc.

Unaudited Consolidated Statements of Operations

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2022	2021
Revenues	$71,203	$55,214
Cost of revenues (exclusive of depreciation and amortization expense)	27,807	22,540
Operating expenses
Sales and marketing	17,239	13,511
Research and development	20,072	13,933
General and administrative	18,688	14,164
Depreciation and amortization	7,718	7,077
Total operating expenses	63,717	48,685
Loss from operations	(20,321)	(16,011)
Other income (expense)
Interest income	220	132
Interest expense	(4,977)	(5,025)
Change in fair value of derivative instrument	-	946
Charge for amending financing advisory engagement letter - related party	-	(50,000)
Other expenses	(4,757)	(53,947)
Loss before income taxes	(25,078)	(69,958)
Income tax expense	69	68
Net loss	$(25,147)	$(70,026)
Accretion of convertible preferred stock	-	(4,602)
Net loss attributable to common stockholders	$(25,147)	$(74,628)
Net loss per share attributable to common stockholders, basic and diluted	$(0.13)	$(1.43)
Weighted average number of common shares used to compute net loss per share attributable to common stockholders, basic and diluted	197,017,555	52,057,532

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AvidXchange Holdings, Inc.

Unaudited Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share and per share data)

	Convertible		Common		Additional	Accumulated	Total Stockholders'
	Preferred Stock		Stock		Paid-in Capital	Deficit	Equity
Balances at December 31, 2021	-	$-	196,804,844	$197	$1,594,780	$(871,922)	$723,055
Cumulative effect adjustment from adoption of new accounting standard	-	-	-	-	629	(629)	-
Exercise of stock options	-	-	63,118	-	173	-	173
Issuance of common stock upon vesting of restricted stock units	-	-	758,701	1	(1)	-	-
Stock-based compensation expense	-	-	-	-	6,595	-	6,595
Stock-based compensation expense for ESPP	-	-	-	-	196	-	196
Net loss	-	-	-	-	-	(25,147)	(25,147)
Balances at March 31, 2022	-	$-	197,626,663	$198	$1,602,372	$(897,698)	$704,872

Agrees to 10-Q:
	Convertible		Common		Additional	Accumulated	Total Stockholders'
	Preferred Stock		Stock		Paid-in Capital	Deficit	Deficit
Balances at December 31, 2020	30,081,996	$832,625	50,054,880	$50	$161,116	$(672,273)	$(511,107)
Issuance of common stock in connection with amended agreement - related party	-	-	4,080,636	4	49,996	-	50,000
Exercise of stock options and warrants	-	-	181,332	-	540	-	540
Stock-based compensation expense	-	-	-	-	847	-	847
Accretion of convertible preferred stock	-	4,602	-	-	(4,602)	-	(4,602)
Net loss	-	-	-	-	-	(70,026)	(70,026)
Balances at March 31, 2021	30,081,996	$837,227	54,316,848	$54	$207,897	$(742,299)	$(534,348)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AvidXchange Holdings, Inc.

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities
Net loss	$(25,147)	$(70,026)
Adjustments to reconcile net loss to net cash used by operating activities
Depreciation and amortization expense	7,718	7,077
Amortization of deferred financing costs	339	339
Provision for doubtful accounts	1,073	15
Stock-based compensation	6,791	847
Accrued interest	599	280
Loss on fixed asset disposal	26	-
Noncash expense on contract modification - related party	-	50,000
Amortization of investments held to maturity	(60)	-
Fair value adjustment to derivative instrument	-	(946)
Deferred income taxes	54	54
Changes in operating assets and liabilities
Accounts receivable	(3,537)	537
Prepaid expenses and other current assets	(3,601)	(1,884)
Other noncurrent assets	(59)	(2,851)
Deferred customer origination costs	773	(366)
Accounts payable	(872)	(9,095)
Deferred revenue	(525)	449
Accrued expenses and other liabilities	(8,835)	5,897
Operating lease liabilities	(51)	(271)
Total adjustments	(167)	50,082
Net cash used in operating activities	(25,314)	(19,944)
Cash flows from investing activities
Purchase of short-term investments held to maturity	(228,595)	-
Purchases of equipment	(967)	(52)
Purchases of land	(767)	-
Purchases of intangible assets	(11,309)	(3,907)
Supplier advances, net	(2,048)	(139)
Net cash used in investing activities	(243,686)	(4,098)
Cash flows from financing activities
Proceeds from the issuance of long-term debt	1,170	1,131
Principal payments on finance leases	(237)	(309)
Proceeds from issuance of common stock	173	540
Payment service obligations	(310,371)	387,431
Net cash (used in) provided by financing activities	(309,265)	388,793
Net (decrease) increase in cash, cash equivalents, and restricted funds held for customers	(578,265)	364,751
Cash, cash equivalents, and restricted funds held for customers
Cash, cash equivalents, and restricted funds held for customers, beginning of year	1,805,163	390,078
Cash, cash equivalents, and restricted funds held for customers, end of period	$1,226,898	$754,829
Supplementary information of noncash investing and financing activities
Right-of-use assets obtained in exchange for new finance lease obligations	$57	$154
Right-of-use assets obtained in exchange for new operating lease obligations	2,831	-
Property and equipment purchases in accounts payable and accrued expenses	4	9
Interest paid on notes payable	2,612	2,571
Interest paid on finance leases	1,421	1,836

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

2. Summary of Significant Accounting Policies

Basis of Consolidation and Presentation

The accompanying unaudited consolidated financial statements include the accounts of the Company and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. The unaudited consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all normal and recurring adjustments that are, in the opinion of management, necessary for a fair statement of the Company’s financial position, results of operations, changes in convertible preferred stock and stockholders’ equity (deficit), and cash flows for the periods presented. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any other future annual or interim period. The unaudited consolidated balance sheet as of December 31, 2021 included herein was derived from the audited financial statements as of that date, but does not include all disclosures including certain notes required by U.S. GAAP on an annual reporting basis. All significant intercompany accounts and transactions have been eliminated.

These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2021.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities as of and during the reporting period. The Company bases estimates and assumptions on historical experience when available and on various factors that it believes to be reasonable under the circumstances. Significant estimates reflected in these consolidated financial statements include, but are not limited to, the allowance for doubtful accounts, useful lives assigned to fixed and intangible assets, capitalization of internal-use software, deferral of customer origination costs, the fair value of intangible assets acquired in a business combination, the fair value of goodwill, the recoverability of deferred income taxes, the fair value of common stock prior to the IPO, and the fair value of the convertible common stock liability (or the “derivative instrument”). The Company assesses estimates on an ongoing basis; however, actual results could materially differ from those estimates.

Concentrations

Significant Services

A substantial portion of the Company’s revenue is derived from interchange fees earned on payment transactions processed as virtual commercial cards (“VCC”). For the three months ended March 31, 2022 and 2021, interchange fee revenues from a single service provider represented approximately 29% and 49% of total revenues, respectively. As of March 31, 2022 and December 31, 2021, 40% and 53% of accounts receivable, net, is comprised of amounts due from this service provider, respectively.

AvidXchange Holdings, Inc.

Notes to the Unaudited Consolidated Financial Statements

(in thousands, except share and per share data)

For the three months ended March 31, 2022 and 2021, interchange fee revenues from a second service provider represented approximately 23% and 0% of total revenues, respectively. As of March 31, 2022 and December 31, 2021, 26% and 13% of accounts receivable, net, is comprised of amounts due from a second service provider, respectively.

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

Marketable Securities

Marketable securities consist of short-term investments in corporate bonds, commercial paper, and various U.S. government backed securities. To reflect its intention, the Company classifies its marketable securities as held-to-maturity at the time of purchase. As a result, the marketable securities are recorded at amortized cost and any gains or losses realized upon maturity are reported in other income (expense) in the consolidated statements of operations.

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

	As of March 31, 2022	As of December 31, 2021
Outstanding Transaction Liabilities	911,154	1,210,342
Other unregulated settlements	20,821	32,004
Total payment service obligations	931,975	1,242,346

The Company currently operates two models for the transmission of buyer customer funds. Under its legacy model, buyer customer funds are held in trust accounts that are maintained and operated by a trustee pending distribution. After customers’ funds are deposited in a trust account, the Company initiates payment transactions through external payment networks whereby the customers’ funds are distributed from the trust to the appropriate supplier. The Company is not the trustee or beneficiary of the trusts which hold these customer deposits; accordingly, the Company does not record these assets and offsetting liabilities on its consolidated balance sheets. The Company contractually earns interest on funds held for customers with associated counterparties. The amount of customer funds held in trust-related accounts was approximately $100,555 and $123,643 as of March 31, 2022 and December 31, 2021, respectively.

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

The fair value of stock options is estimated using a Black-Scholes option-pricing model, while the fair value of RSUs is determined using the fair value of the Company’s underlying common stock. Stock-based compensation expense is recognized on a straight-line basis over the requisite service period of the award. Stock-based compensation expense for RSUs with performance conditions is recognized over the requisite service period on an accelerated-basis as long as the performance condition in the

AvidXchange Holdings, Inc.

Notes to the Unaudited Consolidated Financial Statements

(in thousands, except share and per share data)

form of a specified liquidity event is probable to occur. In the case of equity issued in lieu of cash bonus, expense is recognized in the period the cash bonus was earned.

As described below in New Accounting Pronouncements - Recently Adopted Accounting Standards, the Company changed its accounting for its estimation of forfeitures of awards on January 1, 2022. Prior to the change, the impact of forfeitures on the recognition of expense was estimated based on historical forfeiture activity. After the date of adoption, the Company recognizes the impact of forfeitures as they occur.

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

The Company has established a ‘rabbi trust’ that serves as an investment to shadow the deferred compensation plan liability. The assets of the rabbi trust are general assets of the Company and as such, would be subject to the claims of creditors in the event of bankruptcy or insolvency. The Company has recorded these assets and liabilities at their fair value. In association with this plan, $1,452 and $1,343 were included in other noncurrent assets and $1,506 and $1,387 were included in noncurrent liabilities as of March 31, 2022 and December 31, 2021, respectively.

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

Revision of Previously Issued Financial Statements

As previously disclosed in the Company's Final Prospectus, subsequent to the original issuance of the Company's financial statements for the three months ended March 31, 2021, the Company identified an error in its historical accounting of RSU grants. Additionally, the Company identified an error in its accrual for treasury reconciliation losses which only affected the three months ended March 31, 2021. Although the Company has concluded that these errors were immaterial to its previously issued annual and interim financial statements, the Company determined it would correct for these errors by revising those financial statements. As such, the accompanying unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2021 have been revised to correct for the error as reflected in the tables below:

AvidXchange Holdings, Inc.

Notes to the Unaudited Consolidated Financial Statements

(in thousands, except share and per share data)

	Three Months Ended March 31, 2021 (As Reported)	Stock-based Compensation Adjustment	Treasury Reconciliation Losses Adjustment	Three Months Ended March 31, 2021 (As Revised)
Consolidated Statement of Operations
Cost of revenues (exclusive of depreciation and amortization expense)	$23,465	$(157)	(768)	$22,540
Sales and marketing	13,710	(199)	-	13,511
Research and development	14,188	(255)	-	13,933
General and administrative	14,574	(410)	-	14,164
Total operating expenses	49,549	(864)	-	48,685
Loss from operations	(17,800)	1,021	768	(16,011)
Loss before income taxes	(71,747)	1,021	768	(69,958)
Net loss	(71,815)	1,021	768	(70,026)
Net loss attributable to common stockholders	(76,417)	1,021	768	(74,628)
Net loss per share attributable to common stockholders, basic and diluted(1)	$(1.47)	$0.02	$0.02	$(1.43)

Consolidated Statement of Changes in Convertible Preferred Stock and Stockholders’ Deficit
Stock-based compensation	$1,868	$(1,021)	$-	$847
Net loss	(71,815)	1,021	768	(70,026)

Consolidated Statements of Cash Flows
Net loss	$(71,815)	$1,021	$768	$(70,026)
Stock-based compensation	1,868	(1,021)	-	847
Changes in operating assets and liabilities
Accrued expenses	6,665	-	(768)	5,897

(1) As reported amounts have been adjusted for the four-to-one stock split.

New Accounting Pronouncements

Recently Adopted Accounting Standards

On January 1, 2022, the Company elected to recognize forfeitures as they occur as permitted under the guidance in Accounting Standards Update ("ASU") 2016-09, “Compensation - Stock Compensation (Topic 718) - Improvements to Employee Share-Based Payment Accounting." Among other things, this ASU permits entities to make an accounting policy election to either estimate forfeitures on share-based payment awards, as previously required, or to recognize forfeitures as they occur. This election resulted in a $629 cumulative effect adjustment to the Company's accumulated deficit as of January 1, 2022.

Accounting Pronouncements Issued but Not Yet Adopted

In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-13, Financial instruments, Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which amends the guidance on the impairment of financial instruments by requiring measurement and recognition of expected credit losses for most financial assets, including trade receivables, and other instruments that are not measured at fair value through net income (the “CECL” framework). The guidance will replace the Company’s current accounts receivable and supplier advances receivable allowance for doubtful accounts methodology with the CECL framework. ASU 2016-13 was effective for public business entities for fiscal years beginning after December 15, 2019. As an emerging growth company, the effective date for the Company is January 1, 2023. The Company is currently evaluating the impact of adopting this guidance on its consolidated financial statements and related disclosures.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes which simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. This standard was effective for public business entities for fiscal years, and interim periods within those years, beginning after December 15, 2020. As an emerging growth company, the effective date for the Company is January 1, 2022 for annual reporting periods and January 1, 2023 for interim periods. Early adoption is permitted. Certain amendments of this standard may be adopted on a retrospective basis, modified retrospective basis or prospective basis. The Company is currently evaluating the impact of adopting this guidance on its consolidated financial statements and related disclosures for the annual period ending December 31, 2022.

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

3. Revenue from Contracts with Customers

Disaggregation of Revenue

The table below presents the Company’s revenues disaggregated by type of services performed.

	Three Months Ended March 31,
	2022	2021
Software revenue	$23,911	$20,415
Payment revenue	46,468	34,161
Services revenue	824	638
Total revenues	$71,203	$55,214

Contract Assets and Liabilities

The Company’s rights to payments are not conditional on any factors other than the passage of time, and as such, AvidXchange does not have any contract assets. Contract liabilities consist primarily of advance cash receipts for services (deferred revenue) and are recognized as revenue when the services are provided.

The table below presents information on accounts receivable and contract liabilities.

	As of March 31, 2022	As of December 31, 2021
Trade accounts receivable, net	$11,496	$9,797
Payment processing receivable, net	22,717	21,168
Accounts receivable, net	$34,213	$30,965
Contract liabilities	$29,355	$29,880

Significant changes in the contract liabilities balance are as follows:

	Three Months Ended March 31,
	2022	2021
Revenue recognized included in beginning of period balance	$(2,780)	$(2,246)
Cash received, excluding amounts recognized as revenue during the period	2,255	2,695

The tables below present a summary of changes in the Company’s allowance for doubtful accounts for the three months ended March 31, 2022 and 2021:

	Accounts Receivable	Supplier Advances
	Allowance	Receivable Allowance
Allowance for doubtful accounts, December 31, 2021	$2,284	$1,105
Amounts charged to contra revenue, cost of revenues and expenses	66	550
Amounts written off as uncollectable	(1)	(707)
Recoveries of amounts previously written off	-	251
Allowance for doubtful accounts, March 31, 2022	$2,349	$1,199

	Accounts Receivable	Supplier Advances
	Allowance	Receivable Allowance
Allowance for doubtful accounts, December 31, 2020	$1,769	$1,099
Amounts charged to contra revenue, cost of revenues and expenses	(20)	-
Amounts written off as uncollectable	(8)	(95)
Recoveries of amounts previously written off	-	35
Allowance for doubtful accounts, March 31, 2021	$1,741	$1,039

AvidXchange Holdings, Inc.

Notes to the Unaudited Consolidated Financial Statements

(in thousands, except share and per share data)

Transaction Price Allocated to Remaining Performance Obligations

Transaction price allocated to the remaining performance obligations represents contracted revenue that has not yet been recognized. These revenues are subject to future economic risks including customer cancellations, bankruptcies, regulatory changes and other market factors.

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

The Company’s remaining performance obligation consists of contracts with financial institutions who are using the ASCEND solution. These contracts generally have a duration of five years and contain fixed maintenance fees that are considered fixed price guarantees. Remaining performance obligation consisted of the following:

	Current	Noncurrent	Total
As of March 31, 2022	$13,935	$23,415	$37,350
As of December 31, 2021	13,339	23,475	36,814

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

The following tables present information about deferred contract costs:

	Three Months Ended March 31,
	2022	2021
Capitalized sales commissions and implementation costs	$2,076	$2,858
Amortization of deferred contract costs
Costs to obtain contracts included in sales and marketing expense	$(1,323)	$(1,190)
Costs to fulfill contracts included in cost of revenue	(1,526)	(1,302)

4. Business Combinations

On July 8, 2021, the Company entered into a stock purchase agreement for all of the equity interests of FastPay, a leading provider of payments automation solutions for the media industry. During the three months ended March 31, 2022, the amount of revenue and expense attributable to FastPay's operations were $3,430 and $2,733, respectively. Supplemental pro forma revenue and earnings information have not been presented for the three months ended March 31, 2021 because the effect of this acquisition was not material to the Company's overall operations.

As of March 31, 2022, the purchase price allocation is preliminary and subject to adjustments, in particular tax liabilities are subject to change upon preparation of the tax returns for the period prior to the acquisition date. During the three months ended March 31, 2022, the Company did not make any adjustments to the purchase price allocation for FastPay.

5. Loss Per Common Share

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

AvidXchange Holdings, Inc.

Notes to the Unaudited Consolidated Financial Statements

(in thousands, except share and per share data)

The following common share equivalent securities have been excluded from the calculation of weighted average common shares outstanding because the effect is anti-dilutive for the periods presented:

	Three Months Ended March 31,
Anti-Dilutive Common Share Equivalents	2022	2021
Convertible redeemable preferred stock	-	111,142,308
Convertible common stock	-	2,785,608
Stock options	7,732,126	6,058,548
Restricted stock units	8,201,696	2,478,096
Employee stock purchase plan	89,442	-
Warrants	-	704,048
Total anti-dilutive common share equivalents	16,023,264	123,168,608

Basic and diluted net loss per common share is calculated as follows:

	Three Months Ended March 31,
	2022	2021
Numerator:
Net loss	$(25,147)	$(70,026)
Accretion of convertible preferred stock	-	(4,602)
Net loss attributable to common stockholders	$(25,147)	$(74,628)
Denominator:
Weighted-average common shares outstanding, basic and diluted	197,017,555	52,057,532
Net loss per common share, basic and diluted	$(0.13)	$(1.43)

6. Fair Value Measurements

The Company’s financial instruments consist of cash and cash equivalents, trade receivables, accounts payable, and debt. The carrying amount of cash, trade receivables, and accounts payable approximate fair value due to the short-term maturity. The estimated fair value of long-term debt is based on borrowing rates currently available to the Company for similar debt issues. The fair value approximates the carrying value of long-term debt.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level to classify them for each reporting period. This determination requires significant judgments to be made.

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis using the above categories, as of the periods presented.

AvidXchange Holdings, Inc.

Notes to the Unaudited Consolidated Financial Statements

(in thousands, except share and per share data)

	As of March 31, 2022
Description	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market mutual funds (1)	$25,409	$-	$-	$25,409
Total assets	$25,409	$-	$-	$25,409

As of December 31, 2021
Description	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market mutual funds (1)	$-	$-	$-	$-
Total assets	$-	$-	$-	$-

________________

(1)

Money market funds are classified as cash equivalents in the Company’s unaudited consolidated balance sheets. As short-term, highly liquid investments readily convertible to known amounts of cash with remaining maturities of three months or less at the time of purchase, the Company’s cash equivalent money market funds have carrying values that approximate fair value.

7. Marketable Securities

Marketable securities consist of corporate bonds, commercial paper, and U.S. Treasury and agency bonds, and are classified as held-to-maturity. Investments held in marketable securities had contractual maturities of between 1 and 9 months as of March 31, 2022. The following presents information about the Company’s marketable securities:

	As of March 31, 2022
Sector	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Financial	$99,095	$3	$(37)	$99,061
Government	104,157	-	(44)	104,113
Industrial	25,403	1	-	25,404
Total	$228,655	$4	$(81)	$228,578

The fair value of marketable securities in the Government major security type is classified as a Level 1 in the Company’s fair value hierarchy described in Note 6. The fair values of the remaining major security types are classified as Level 2.

The following table presents information about the Company’s investments that were in an unrealized loss position and for which an other-than-temporary impairment has not been recognized in earnings as of:

	As of March 31, 2022	As of December 31, 2021
Aggregate fair value of investments with unrealized losses (1)	$162,520	$-
Aggregate amount of unrealized losses	(81)	-

(1)	Investments have been in a continuous loss position for less than 12 months

8. Intangible Assets and Goodwill

Intangible Assets

The following table presents information about capitalized software development costs:

	Three Months Ended March 31,
Capitalized software development costs	2022	2021
Capitalized	$4,544	$3,907
Amortized	2,541	2,573

AvidXchange Holdings, Inc.

Notes to the Unaudited Consolidated Financial Statements

(in thousands, except share and per share data)

On January 14, 2022 , the Company entered into an asset purchase agreement for a customer list and a non-compete agreement from PayClearly, a U.S.-based company. This acquisition increases the number of the Company's customers in the media payments business. The Company paid cash consideration of $7,000 to purchase the assets and incurred transaction costs of $165 which were recorded as cost of the acquired assets. Consideration includes aggregate payments of $400 to be paid in 4 annual payments of $100 for the next 4 years. Total consideration of $7,165 was allocated based on relative fair value of the acquired assets resulting in $3,071 allocated to the customer list and $4,094 allocated to the non-compete agreement. The costs of the acquired assets will be amortized over the useful lives of the customer list and non-compete agreement which were estimated to be five years.

	March 31, 2022
	Weighted Average	Gross	Accumulated
	Useful Life	Amount	Amortization	Net Amount
Internally developed software	3 Years	$72,578	$(50,016)	$22,562
Non-compete	4 Years	6,194	(805)	5,389
Customer relationships	9 Years	72,512	(23,159)	49,353
Technology	7 Years	45,791	(23,296)	22,495
Trade name	10 Years	7,747	(1,515)	6,232
Total intangible assets		$204,822	$(98,791)	$106,031

	December 31, 2021
	Weighted Average	Gross	Accumulated
	Useful Life	Amount	Amortization	Net Amount
Internally developed software	3 Years	$68,033	$(47,475)	$20,558
Non-compete	3 Years	2,100	(420)	1,680
Customer relationships	9 Years	69,442	(21,091)	48,351
Technology	7 Years	45,791	(22,329)	23,462
Trade name	10 Years	7,747	(1,343)	6,404
Total intangible assets		$193,113	$(92,658)	$100,455

Total amortization expense associated with identifiable intangible assets was as follows:

	Three Months Ended March 31,
	2022	2021
Total amortization expense associated with identifiable intangible assets	$6,134	$5,326

Goodwill

There were no changes in goodwill during the three months ended March 31, 2022.

9. Leases and Leasing Commitments

Supplemental cash flow information related to the Company’s operating and finance leases was as follows:

	Three Months Ended March 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Financing cash flows for finance leases	$237	$309
Operating cash flows for finance leases	1,421	1,836
Operating cash flows for operating leases	505	577
Right of use assets obtained in exchange for new lease obligations:
Finance lease liabilities	57	154
Operating lease liabilities	2,831	-

The components of lease expense were as follows:

AvidXchange Holdings, Inc.

Notes to the Unaudited Consolidated Financial Statements

(in thousands, except share and per share data)

	Three Months Ended March 31,
Lease expense	2022	2021
Finance lease expense:
Amortization of right-of-use assets	$670	$882
Interest on lease liabilities	1,623	2,068
Operating lease expense	454	306
Short-term lease expense	160	20
Variable lease expense	35	60
Sublease income	-	(67)
Total lease expense	$2,942	$3,269

10. Long-Term Debt

Long-term debt as of March 31, 2022 and December 31, 2021:

	As of March 31, 2022	As of December 31, 2021
Term loan facility	$95,000	$95,000
Delayed draw term loan	10,193	9,023
Promissory note payable for land acquisition	23,500	23,500
Total principal due	128,693	127,523
Current portion of promissory note	(4,800)	(4,800)
Unamortized portion of debt issuance costs	(2,527)	(2,843)
Long-term debt	$121,366	$119,880

The Company's senior secured credit facility (“2019 Credit Agreement” or “2019 Facility”) with Sixth Street Specialty Lending, Inc. (“Sixth Street”) and KeyBank National Association (“KeyBank”) makes available to the Company a facility in an aggregate amount of $133,500 which consists of:

•
$95,000 term loan facility (“2019 Term Loans”);
•
$18,500 delayed draw term loan commitment (“Interest DDTL”); and
•
$20,000 revolving commitment (“2019 Revolver”).

The 2019 Facility is collateralized by substantially all of the assets of the Company except for bank accounts that hold customer funds or are used to administer self-funded employee benefit plans and other limited exceptions.

The aggregate amount available to borrow under the 2019 Credit Agreement was $22,354 as of March 31, 2022.

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

From October 1, 2019 through the third anniversary date of the 2019 Credit Agreement, the Company may, on a quarterly basis, borrow under the Interest DDTL to finance up to 4.5% of the interest due on the 2019 Term Loans. For the three months ended March 31, 2022, the Company borrowed $1,170 under the Interest DDTL at the rate of 10.0%.

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

The maturity date for the 2019 Term Loans and Interest DDTL is April 1, 2024.

AvidXchange Holdings, Inc.

Notes to the Unaudited Consolidated Financial Statements

(in thousands, except share and per share data)

Revolving Credit Facility

Borrowing increments on the 2019 Revolver start at $500, and multiples of $100 in excess of that amount. There was no balance outstanding under the facility as of March 31, 2022 or December 31, 2021. The Company is required to pay a commitment fee of 0.5% per annum with respect to the unused commitment under the 2019 Revolver. The maturity date for the 2019 Revolver is October 1, 2023.

Deferred Financing Costs

The Company has $141 and $164 in deferred financing costs included in other noncurrent assets and deposits, and $2,527 and $2,843 of deferred financing costs associated with 2019 Term Loan, DDTL, and Interest DDTL recorded net of long-term debt as of March 31, 2022, and December 31, 2021, respectively.

Amortization of deferred financing costs was $339 for each of the three months ended March 31, 2022 and 2021, which is presented in the consolidated statements of operations as interest expense.

Liquidity and Financial Covenants

The Company’s 2019 Credit Agreement contains certain covenants and restrictions on actions by the Company, including limitations on the payment of dividends. In addition, the 2019 Credit Agreement requires that the Company comply monthly with specified ratios, including a maximum ratio of debt to recurring revenue and a minimum cash balance requirement. The Company is in compliance with its financial debt covenants as of March 31, 2022.

Land Promissory Note

The Company has two promissory notes executed in connection with the purchase of land parcels and improvements adjacent to its Charlotte, North Carolina headquarters campus. The aggregate outstanding principal amount was $23,500 as of March 31, 2022 and will be paid in four equal annual payments of $4,800 and a final annual payment of $4,300, plus accrued interest at 6.75%.

11. Stockholders’ Equity

The holders of common stock are entitled to one vote for each share.

Authorized Shares

The Company is authorized to issue 1,600,000,000 shares of common stock, $0.001 par value per share, and 50,000,000 shares of preferred stock, $0.001 par value per share.

Common Stock

At March 31, 2022, the Company had reserved a total of 39,353,670 of its 1,600,000,000 shares of common stock for future issuance as follows:

As of March 31, 2022
Outstanding stock options	7,732,126
Restricted stock units	8,201,696
Available for future issuance under stock award plans	18,748,348
Available for future issuance under employee stock purchase plan	4,671,500
Total common shares reserved for future issuance	39,353,670

Share Issuances

During the three months ended March 31, 2022, the Company issued 63,118 shares of common stock at a weighted average price per share of $2.74 as the result of employees exercising vested stock option grants. Additionally, the vesting of RSUs resulted in the issuance of 758,701 shares of the Company's common stock.

12. Stock-Based Compensation

Upon the adoption of ASU 2016-09 on January 1, 2022, the Company elected to recognize forfeitures as they occur. Previously, the Company estimated forfeitures based on historical experience. The change in accounting policy resulted in the recognition of a cumulative effect adjustment to the Company's accumulated deficit as of January 1, 2022 in the amount of $629.

Stock Plans

The Company maintains its 2021 Long-Term Incentive Plan ("2021 Plan") under which it grants stock awards to its employees, directors and non-employee third parties. On January 1, 2022, the number of shares of common stock available to issue under the

AvidXchange Holdings, Inc.

Notes to the Unaudited Consolidated Financial Statements

(in thousands, except share and per share data)

2021 Plan increased by 9,840,242 shares. As of March 31, 2022, the Company had 18,748,348 shares allocated to the 2021 Plan, but not yet issued or granted as an award.

The Company also maintains its 2021 Employee Stock Purchase Plan ("ESPP"), under which eligible employees may purchase the Company’s common stock through accumulated payroll deductions. Options to purchase shares are granted twice a year on or about November 1 and May 1 and exercisable on or about the succeeding April 30 and October 31, respectively, of each year. Shares are purchased at purchase prices equal to 85% of the fair market value of the Company’s common stock at the lower of the grant date or purchase date. No participant may purchase more than $25 worth of the Company’s common stock in a year. The ESPP's initial purchase period began in January 2022.

Initially, the number of shares of common stock reserved for issuance pursuant to the ESPP was 2,703,452 when it became effective on the IPO date. The number of shares of the Company's common stock reserved for issuance under the ESPP automatically increases on January 1 of each year for a period of up to ten years, beginning on January 1, 2022 and continuing through January 1, 2031, by the lesser of (i) 1% of the total number of shares of our common stock outstanding on December 31 of the immediately preceding year or (ii) 2,703,452 shares, provided that before the date of any such increase, our board of directors may determine that such increase will be less than the amount set forth in clauses (i) and (ii). Shares issuable pursuant to the ESPP may be authorized, but unissued, or reacquired shares of our common stock. On January 1, 2022, the number of shares of common stock reserved for issuance under the ESPP increased by 1,968,048. As of March 31, 2022, the number of shares of common stock reserved for issuance under the ESPP was 4,671,500.

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

Stock option activity for the three months ended March 31, 2022 was as follows:

	As of March 31, 2022
	Number of Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance as of December 31, 2021	5,301,146	$8.25	7.71	$36,853
Granted	2,526,126	8.04
Exercised	(63,118)	2.74
Cancelled	(12,524)	3.79
Expired	(19,504)	2.35
Balance as of March 31, 2022	7,732,126	$8.25	8.29	$10,582
Vested and exercisable	2,739,161	$5.99	6.58	$8,930
Vested and expected to vest	7,732,126	$8.25	8.29	$10,582

As of March 31, 2022, the total unamortized stock-based compensation expense related to the unvested stock options was $18,442, which the Company expects to amortize over a weighted average period of 3.1 years.

Restricted Stock Units

RSUs have a vesting period generally of one, two and four years. Any unvested RSUs are forfeited upon termination of employment. The grant date value of RSUs is equal to the closing price of the Company’s stock on the date of grant, or, if not a trading day, the closing price of the previous trading day.

RSUs granted prior to the Company's IPO have a term of seven years, or three years for time vested RSUs after termination of employment and are also subject to a performance condition upon a predefined liquidity event such as an IPO or a change in control. Because the probability of performance condition occurring could not be estimated, no compensation expense was recognized related to the RSUs prior to the Company's IPO on October 15, 2021. Prior to the IPO, RSUs were valued at the estimated value of a share of common stock at the date of grant.

AvidXchange Holdings, Inc.

Notes to the Unaudited Consolidated Financial Statements

(in thousands, except share and per share data)

RSU activity for the three months ended March 31, 2022 was as follows:

	Restricted Stock Units
	Number of Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Balance as of December 31, 2021	3,476,841	$13.37
Granted	5,601,884	8.04
Released	(758,701)	11.33
Cancelled	(118,328)	13.68
Balance as of March 31, 2022	8,201,696	$9.91	$66,024

As of March 31, 2022, the total unamortized stock-based compensation expense related to the unvested RSUs was $67,055, which the Company will amortize over a weighted average period of 3.2 years upon satisfaction of the performance condition.

Stock-Based Compensation Expense

Stock-based compensation expense from stock options and RSUs, reduced for actual forfeitures, was included in the following line items in the accompanying consolidated statement of operations:

	Three Months Ended March 31,
	2022	2021
Cost of revenues	$925	$56
Sales and marketing	876	157
Research and development	1,764	101
General and administrative	3,030	533
Total	$6,595	$847

Employee Stock Purchase Plan

Stock-based compensation expense from ESPP was $196 during the three months ended March 31, 2022. ESPP expense is based on the estimated fair value of the option to purchase shares at a discount and uses grant date inputs including the purchase discount, expected contributions and stock price.

13. Commitments and Contingencies

Letters of Credit

As of March 31, 2022, the Company has an irrevocable standby letter of credit outstanding that acts as collateral with respect to the lease of the Company’s Charlotte corporate headquarters with an availability of approximately $5,953 for which the Company pays a fee of 2% per annum. The letter of credit reduces the borrowing capacity under the 2019 Revolver. It renews annually and expires on December 1, 2023.

Naming Rights

The Company is party to a sponsorship agreement dated July 7, 2018, at its Charlotte corporate headquarters campus which provides full rights to display the Company’s name and logo on signage throughout the venue. The initial term of the agreement is for three years with ability to extend for five 3-year periods. In February 2022, the Company extended the agreement to February 28, 2025. The annual payment for first year of the renewal period will be $371 and will increase 2% each year.

14. Related Party Transactions

The Company made payments to entities affiliated with the Company’s CEO for software and consulting services in the amounts of $182 and $154 for the three months ended March 31, 2022 and 2021, respectively. Amounts due to these entities were $21 and $0 as of March 31, 2022 and December 31, 2021. Additionally, the Company made payments to an entity affiliated with one the Company's board of directors members for staffing and non-advisory financial services in the amount of $51 for the three months ended March 31, 2022.

The Company is party to reseller and service agreements with an entity affiliated with another of the Company's board of directors members. Under these agreements, the Company received payments from this entity in the amounts of $94 for the three months ended March 31, 2022, and made payments to this entity in the amounts of $2 for the three months ended March 31, 2022.

AvidXchange Holdings, Inc.

Notes to the Unaudited Consolidated Financial Statements

(in thousands, except share and per share data)

On February 19, 2021, the Company amended and restated its engagement letter with Financial Technology Partners LP and affiliates (“FT Partners”), an investment banking firm whose owner was a member of the Company’s board of directors up until the time of the amendment. The amended and restated engagement letter limits the events for which FT Partners will receive fees in the future, reduces the fees paid to FT Partners for future transactions, and eliminates the exclusivity arrangement with FT Partners. Additionally, the controlling stockholder of FT Partners left the Company’s board upon the effective date of the amended engagement letter. In connection with this amendment, the Company paid FT Partners approximately $50,000, which was recognized in other income (expense) within the unaudited consolidated statements of operations. Concurrently, FT Partners subscribed to purchase 4,080,636 shares of common stock of the Company at their then-current fair value, and the Company and FT Partners agreed that the retention of the payment by the Company satisfied the amounts due under the subscription.

15. Income Taxes

The Company’s effective tax rate for the three months ended March 31, 2022 was less than one percent, primarily as a result of estimated tax losses for the fiscal year-to-date offset by the increase in the valuation allowance in the net operating loss carryforwards. Tax expense includes current tax expense for estimated state income taxes and noncurrent federal taxes related to non-deductibility of goodwill in the future.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the unaudited interim financial statements and notes thereto included in this Quarterly Report on Form 10-Q and with our audited financial statements and notes thereto for the year ended December 31, 2021 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2021.

Forward Looking Statements

The following discussion and other parts of this Quarterly Report contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report, including statements regarding our future operating results and financial position, our business strategy and plans, market growth, and our objectives for future operations. These statements are often identified by the use of words such as “believe,” “may,” “will,” “estimate,” “potential,” “continue,” “anticipate,” “intend,” “expect,” “could,” “would,” “project,” “plan,” “target,” and similar expressions or variations. The forward-looking statements in this Quarterly Report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, operating results, business strategy, short-term and long-term business operations and objectives. These forward-looking statements speak only as of the date of this Quarterly Report and are subject to a number of risks, uncertainties and assumptions, including those described in the Part II, Item 1A under the heading “Risk Factors.” The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise.

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

Overview

AvidXchange was founded in 2000 to serve the AP automation needs of the middle market. In 2012, in response to customer demand for more efficient payment methods, we launched the AvidPay Network. Since 2012, we have had substantial growth, both organic and through a series of strategic acquisitions allowing us to expand the vertical markets that we serve and enter new ones.

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

One of the ways that we evaluate our revenue model is by looking at our net transactions processed retention rate. We calculate the net transactions processed retention rate for a current period by dividing the (i) number of total transactions processed for customers in the current period by (ii) the number of total transactions processed for the same customers in the comparable prior period. Accordingly, the net transactions processed retention rate is calculated solely based on transactions of prior period customers in the current period, regardless of whether or not the prior period customer remains a customer in the current period. Correspondingly, customers in the current period that were not customers in the prior period are excluded from the current period calculation of the net transactions processed retention rate. Net transactions processed retention rate, together with our key metric Transactions Processed (as described below in the section titled “Key Financial and Business Metrics”), enables us to both assess transaction volume attributable to retained customers in a period as well as determine transaction volume attributable to new customers during the same period. This annual metric allows us to quantify the activity of retained customers over time and illustrates both retention and expansion of the volume of total transactions processed for such customers. Our net transactions processed retention rate from 2018 to 2019 was 105%, from 2019 to 2020 it was 102%, and from 2020 to 2021 it was 107%.

We have a highly visible revenue model based on the durability of our buyer relationships and the recurring nature of the revenues we earn. Our revenues are derived from multiple sources, predominantly through software revenue from our buyers and revenue from payments made to their suppliers. The table below represents our revenues disaggregated by type of service performed (in thousands):

	Three Months Ended March 31,
Disaggregation of Revenue:	2022	2021
Software revenue	$23,911	$20,415
Payment revenue	46,468	34,161
Services revenue	824	638
Total revenues	$71,203	$55,214

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

In 2022, we have continued to see the impact of COVID-19 on our business and on our buyers and suppliers. We believe that, as a result of the uncertainty created by the pandemic, many buyers have been and may continue to be in the near term reluctant to invest in the purchase and implementation of our products and services, which has had a negative impact on new sales and has led to longer sales cycles. These trends have made it, and if they continue will make it, more difficult for us to acquire new buyers and have led to greater uncertainty around closing new sales opportunities, adversely impacting our future revenue.

Impact of Inflation

The U.S. economy is currently experiencing a higher than normal level of inflation. The long term impacts of inflation on the economy and our business are unclear. Our revenue could be positively impacted by inflation as the value of our customer's payments could rise, increasing our payment volume and the base on which we earn interchange revenue. Conversely, the impact of inflationary pressures on the macro economy could slow the spending of our customers and decrease payment volume. Inflation could also negatively impact our operating costs by increasing costs incurred by us to operate our business in terms of higher costs from our vendors and increased personnel costs.

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

	Three Months Ended March 31,
	2022	2021	Percentage Change
Transactions Processed	16,852,489	14,581,241	15.6%
Transaction Yield	$4.23	$3.79	11.6%
Total Payment Volume (in millions)	$15,197	$10,814	40.5%

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

Our media payments business includes customers that are involved in political advertising in the U.S. Revenue from these customers is cyclical as it is connected to U.S. election advertising spend which tends to increase during significant election years such as mid-term and presidential elections.

Services Revenue

Services revenue includes fees charged to process buyer change in service requests.

Total Revenue

We expect our total revenue to increase year over year due to an increase in the number of buyers and transactions processed, and that payment revenue will comprise a greater proportion of total revenue should the volume of transactions on the AvidPay Network continue to increase.

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

We expect our sales and marketing expenses to increase in absolute dollars while remaining fairly consistent as a percentage of revenue as we continue to expand our market presence, grow our customer base, and continue to develop new offerings to sell to our buyers and suppliers. We are focused on the efficient deployment of marketing resources to drive our sales efforts and expect to continue to increase marketing activities over the coming periods.

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

Other Income (Expense)

Other income (expense) consists primarily of interest expense on our bank borrowings and headquarters finance leases, offset by interest income on non-customer corporate funds. Additionally in periods before our IPO, other income (expense) included changes in the fair value of our derivative instrument, which required adjustments to fair value each reporting period.

Income Tax Expense (Benefit)

Income tax expense (benefit) consists of federal and state income taxes.

Results of Operations

The following table sets forth our results of operations for the periods presented (in thousands, except share and per share data):

	Three Months Ended March 31,
	2022	2021
Revenues	$71,203	$55,214
Cost of revenues (exclusive of depreciation and amortization expense)	27,807	22,540
Operating expenses
Sales and marketing	17,239	13,511
Research and development	20,072	13,933
General and administrative	18,688	14,164
Depreciation and amortization	7,718	7,077
Total operating expenses	63,717	48,685
Loss from operations	(20,321)	(16,011)
Other income (expense)
Interest income	220	132
Interest expense	(4,977)	(5,025)
Change in fair value of derivative instrument	-	946
Charge for amending financing advisory engagement letter - related party	-	(50,000)
Other expenses	(4,757)	(53,947)
Loss before income taxes	(25,078)	(69,958)
Income tax expense	69	68
Net loss	$(25,147)	$(70,026)
Accretion of convertible preferred stock	-	(4,602)
Net loss attributable to common stockholders	$(25,147)	$(74,628)
Net loss per share attributable to common stockholders, basic and diluted	$(0.13)	$(1.43)
Weighted average number of common shares used to compute net loss per share attributable to common stockholders, basic and diluted	197,017,555	52,057,532

Comparison of the Three Months Ended March 31, 2022 and 2021

Revenues

	Three Months Ended March 31,		Period-to-Period Change
	2022	2021	Amount	Percentage
	(in thousands)
Revenues	$71,203	$55,214	$15,989	29.0%

The increase in revenues was comprised of an increase in software revenue of $3.5 million, or 17.1%, primarily driven by increased invoice and payment transaction volume from new and existing customers and the inclusion of $0.1 million of software revenue associated with the acquisition of FastPay which closed in July 2021. Payment revenue increased by approximately $12.3 million, or 36.0%, driven primarily by increased electronic payments on the AvidPay Network with the addition of new buyer payment transaction volume and the inclusion of $3.4 million of payment revenue associated with the acquisition of FastPay and a customer list from PayClearly which closed in January 2022.

Cost of Revenues

	Three Months Ended March 31,
	2022		2021
		Percentage		Percentage	Period-to-Period Change
	Amount	of Revenue	Amount	of Revenue	Amount	Percentage
	(in thousands)
Cost of revenues (excluding depreciation and amortization expense)	$27,807	39.1%	$22,540	40.8%	$5,267	23.4%

The increase in cost of revenues (excluding depreciation and amortization expense) was due primarily to an increase in employee costs of $2.4 million, including an increase in stock-based compensation of $0.9 million. This increase is driven by hiring efforts to support the growth in our business as well as a $0.4 million impact related to headcount additions from our acquisition of FastPay, which closed in July 2021. The additional employees are supporting buyer and supplier experience services, SaaS product delivery and money movement. The remainder of the increase was primarily driven by increases in invoice and check processing fees of $0.9 million, increases in cloud hosting fees of $0.7 million related to a higher volume of transactions processed through our applications as well as our on-going transition of services to cloud hosting, and increases of $0.8 million for misdirected payments and reserve Invoice Accelerator purchased invoices as we changed our estimate for the recoverability of supplier advance receivables. An additional increase of $0.5 million is attributable to impact of deferred implementation costs as amortization costs continue increase with the addition of new costs as well as more costs were deferred in the prior year.

Operating Expenses

	Three Months Ended March 31,
	2022		2021
		Percentage		Percentage	Period-to-Period Change
	Amount	of Revenue	Amount	of Revenue	Amount	Percentage
	(in thousands)
Sales and marketing	$17,239	24.2%	$13,511	24.5%	$3,728	27.6%
Research and development	20,072	28.2%	13,933	25.2%	6,139	44.1%
General and administrative	18,688	26.2%	14,164	25.7%	4,524	31.9%
Depreciation and amortization	7,718	10.8%	7,077	12.8%	641	9.1%

Sales and Marketing Expenses

The increase in sales and marketing expenses was due primarily to an increase of $1.5 million in employee costs (net of capitalized sales commissions), driven by a $0.6 million impact related to headcount additions from the acquisition of FastPay and includes an increase in stock-based compensation of $0.8 million. We experienced increases in marketing costs of $1.0 million and travel expenses of $0.4 million as events and sales-related travel increased compared to the low levels we experienced in 2021 due to the pandemic. We experienced increases in partner commissions of $0.4 million as well as an additional increase of $0.4 million in consulting and other costs.

Research and Development Expenses

Research and development expenses increased primarily due to a $0.4 million increase in costs associated with engaging consultants and contractors to support the investment in our platform, and $6.0 million related to increased employee costs. The investments in our platform are intended to increase the quality, reliability and efficiency of our technology. The increase in employee costs relates to both headcount and compensation increases and includes increases of $0.8 million associated with the acquisition of FastPay and an increase in stock-based compensation of $1.7 million. These increases were offset, in part, by a reduction in expense associated with capitalization of internally developed software of approximately $0.6 million.

General and Administrative Expenses

The increase in general and administrative expenses is attributable to a $3.8 million increase in employee costs, including an increase in stock-based compensation of $2.5 million, as well as a $1.1 million increase of professional and consulting fees and contract labor. The increases reflect the growth in our business and our preparation to operate as a public company. The increases in employee costs include $0.2 million associated with the acquisition of FastPay which closed in July 2021. These increases were offset, in part, by a reduction in transaction costs of $1.4 million attributable to deal related costs incurred in the prior year period. An additional increase of $0.5 million is attributable to facilities costs and rent attributable to FastPay and a $0.3 million increase is attributable to bad debt expense.

Depreciation and Amortization

Depreciation and amortization increased primarily due to the amortization of intangible assets associated with the acquisitions of FastPay, which closed in July 2021, and media customer assets, which closed in January 2022.

Other Income (Expense)

	Three Months Ended March 31,
	2022		2021
		Percentage		Percentage	Period-to-Period Change
	Amount	of Revenue	Amount	of Revenue	Amount	Percentage
	(in thousands)
Other Income (Expense)	$(4,757)	(6.7)%	$(53,947)	(97.7)%	$49,190	(91.2)%

Other expense decreased primarily due to a $50 million non-cash charge in the prior year period related to amending a financing advisory agreement with a related party which was settled by issuing common stock.

Income Tax Expense

	Three Months Ended March 31,
	2022		2021
		Percentage		Percentage	Period-to-Period Change
	Amount	of Revenue	Amount	of Revenue	Amount	Percentage
	(in thousands)
Income tax (benefit) expense	$69	0.1%	$68	0.1%	$1	1.5%

The provision for income taxes relates primarily to state income taxes and noncurrent federal taxes related to the non-deductibility of goodwill in the future.

Stock-based Compensation

All of our RSUs outstanding prior to our IPO in October 2021 contained both service-based and performance-based vesting conditions. The performance condition was settled in connection with our IPO. No compensation expense was recognized for RSUs in periods prior to the fourth quarter of 2021.

Liquidity and Capital Resources

We do not currently generate positive cash flow through our operations. We have financed our operations and capital expenditures primarily through sales of common and preferred stock and borrowings under our 2019 Credit Agreement, as defined below, and, more recently, our IPO that was completed in October 2021, which resulted in net proceeds of $621.4 million, including the exercise of the overallotment option and after deducting underwriting discounts and commissions of $40.4 million and offering expenses of approximately $11.8 million. As of March 31, 2022, our principal sources of liquidity are our unrestricted cash and cash equivalents of approximately $294.9 million, marketable securities of approximately $228.7 million and funds available under our existing term loan and revolving credit facilities, which we collectively refer to as the 2019 Credit Agreement. As of March 31, 2022, our unused committed capacity under the 2019 Credit Agreement was $22.4 million comprised of a delayed draw term loan and a revolving commitment.

We believe that our unrestricted cash, cash equivalents, marketable securities, and funds available under our 2019 Credit Agreement will be sufficient to meet our working capital requirements for at least the next twelve months. To the extent existing cash, marketable securities, cash from operations, and amounts available for borrowing under the 2019 Credit Agreement are insufficient to fund future activities, we may need to raise additional capital. In the future, we may attempt to raise additional capital through the sale of equity securities or through equity-linked or debt financing arrangements. If we raise additional capital by issuing equity or equity-linked securities, the ownership of our existing stockholders will be diluted. If we raise additional capital by the incurrence of additional indebtedness, we may be subject to increased fixed payment obligations and could also be subject to additional restrictive covenants, such as limitations on our ability to incur additional debt, and other operating restrictions that could adversely impact our ability to conduct our business. Our ability to raise additional debt may be limited by applicable regulatory requirements as a licensed money transmitter that require us to meet certain net worth requirements. Any future indebtedness we incur may result in terms that could be unfavorable to equity investors. There can be no assurances that we will be able to raise additional capital. The inability to raise capital would adversely affect our ability to achieve our business objectives.

Cash Flows

Below is a summary of our consolidated cash flows:

	Three Months Ended March 31,
Selected Cash Flow Data:	2022	2021
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(25,314)	$(19,944)
Investing activities	(243,686)	(4,098)
Financing activities	(309,265)	388,793
Net increase in cash and cash equivalents, and restricted funds held for customers	$(578,265)	$364,751

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

Net cash used in operating activities increased to $25.3 million during the three months ended March 31, 2022 from $19.9 million during the three months ended March 31, 2021 due primarily to changes in working capital from variations in the timing of receipts from customers and payments to vendors and timing of the payment of annual bonuses.

Net Cash Used in Investing Activities

Cash used in our investing activities consists primarily of the purchases of marketable securities, purchases of property and equipment, purchases of intangible assets, capitalization of internal-use software, and supplier advances related to our Invoice Accelerator product.

Net cash used in investing activities increased to $243.7 million during the three months ended March 31, 2022 compared to $4.1 million during the three months ended March 31, 2021, primarily due to the purchase of marketable securities of $228.6 million as well as the acquisition of customer list and non-compete agreements in our media payments market and as both internal-use software and cash invested in supplier advances increased.

Net Cash (Used in) Provided by Financing Activities

Cash used in and provided by our financing activities consists primarily of changes in restricted buyer fund deposits related to buyer payment transactions, exercise of stock options, principal payments on financing leases, and borrowings under our 2019 Facility.

Net cash used in financing activities was $309.3 million during the three months ended March 31, 2022 compared to cash provided by financing activities of $388.8 million during the three months ended March 31, 2021, due primarily to variations in the inflows and outflows from payment service obligations of our customers.

Outstanding Debt

Below is a summary of our outstanding debt (in thousands):

	As of March 31, 2022	As of December 31, 2021
Term loan facility	$95,000	$95,000
Delayed draw term loan	10,193	9,023
Promissory note payable for land acquisition	23,500	23,500
Total principal due	128,693	127,523
Current portion of promissory note	(4,800)	(4,800)
Unamortized portion of debt issuance costs	(2,527)	(2,843)
Long-term debt	$121,366	$119,880

Credit Facilities

Our senior secured credit facility, which we refer to as the 2019 Facility, with Sixth Street and KeyBank makes available an aggregate amount of $133.5 million as of March 31, 2022. The 2019 Credit Agreement consists of the following:

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

From October 1, 2019 through the third anniversary date of the 2019 Credit Agreement, we may, on a quarterly basis, borrow under the Interest DDTL to finance up to 4.5% of the interest due on the 2019 term loans. During the three months ended March 31, 2022, we borrowed $1.2 million at 10%.

The maturity date for the 2019 term loans and Interest DDTL is April 1, 2024.

Borrowing increments on the 2019 revolver start at $0.5 million, and multiples of $0.1 million in excess of that amount. There was no balance outstanding under the facility as of March 31, 2022 and December 31, 2021. The maturity date for the 2019 revolver is October 1, 2023. Borrowing availability under the 2019 revolver is reduced by the then current amount of the letter of credit dated October 1, 2019 and issued by KeyBank to secure our obligation to make payments under the lease related to our headquarters building in Charlotte, North Carolina. The current amount of the letter of credit is approximately $6.0 million.

Liquidity and Financial Covenants

Our 2019 Facility contains certain covenants and restrictions on actions, including limitations on the payment of dividends. In addition, the 2019 Facility requires that we comply monthly with specified ratios, including a maximum ratio of debt to recurring revenue and a minimum cash balance requirement. We are in compliance with our financial debt covenants as of March 31, 2022.

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

Issuances of Common Stock

During the three months ended March 31, 2022, we issued 821,813 shares of common stock for the settlement of vested restricted stock units and exercise of options.

Payment Obligations

We process payments for our customers. As part of our payment product offering we have recorded payment service obligations in our consolidated balance sheets of $932.0 million as of March 31, 2022 and an offsetting asset of restricted funds held for customers. This balance is short-term in nature and represents our obligation to pay our customers' suppliers as directed by our customers.

Under our legacy trust model for processing payments, which we are in the process of phasing out, buyers’ funds were held in trust accounts that are maintained and operated by a trustee pending distribution. After buyers’ funds are deposited in a trust account, we initiate payment through external payment networks whereby the buyers’ funds are distributed from the trust to the appropriate supplier. We are not the trustee or beneficiary of the trusts which hold these buyer deposits, accordingly, we do not record these assets and offsetting liability on our consolidated balance sheets. However, we contractually earn interest on funds held for buyers with associated counterparties. The amount of buyer funds held in trust-related accounts was approximately $100.6 million and $123.6 million at March 31, 2022 and December 31, 2021, respectively. We have largely transitioned away from the trust model for processing payments, and expect the amount of buyer funds held in trust to continue to decrease as those buyers transition to our current payments model.

Contractual Obligations

There were no material changes in our contractual obligations and commitments during the three months ended March 31, 2022 from the contractual obligations and commitments disclosed in our annual report on Form 10-K. See Note 9 of the notes to our consolidated financial statements included elsewhere in this quarterly report on Form 10-Q for additional information regarding contractual obligations and commitments.

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

There have been no material changes to our critical accounting policies as compared to the critical accounting policies and significant judgments and estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the SEC on March 14, 2022.

Recent Accounting Pronouncements

See Note 2 to our unaudited consolidated financial statements included elsewhere in this quarterly report on Form 10-Q for recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted as of March 31, 2022.

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

Our operating cash may be invested in accordance with our cash investment policy. Under that policy, we invest with the objective of preserving capital while optimizing yield. Permissible investments include U.S. Treasury instruments, U.S. Government Agency securities, commercial paper, investment grade corporate bonds and money market funds. During the three months ended March 31, 2022, we purchased $228.6 million of permissible investments.

Our buyer funds assets are invested with safety of principal, liquidity, and diversification as the primary objectives. Consistent with those objectives, we also seek to maximize interest income and to minimize the volatility of interest income with emphasis on liquidity. Pursuant to our investment policy and subject to applicable law, buyer funds may be invested in U.S. Treasury securities, U.S. Government Agency securities, money market funds that invest in investment grade securities, or other cash equivalents, including certificates of deposit. As of March 31, 2022, all buyer funds have been invested in interest-bearing demand deposit accounts.

We are exposed to interest-rate risk relating to our investment portfolio, which consists principally of interest-bearing demand deposit accounts as well as investments made in accordance with our cash investment policy. We recognize interest earned from buyer funds assets as revenue. We generally do not pay interest to buyers. Factors that influence the rate of interest we earn include the short-term market interest rate environment and the weighting of balances by security type. The annualized interest rate earned on our investment of operating cash and funds held for buyers decreased to 0.42% during the first quarter of fiscal year 2022 from 0.45% during fiscal year 2021. Based on current investment practices, an increase in the Federal Funds interest rate of 100 basis points would have changed our interest income in the first quarter of fiscal year 2022 from our investment of operating cash by approximately $1.7 million and our interest on buyer funds assets by approximately $2.0 million based upon the average balances for the first quarter of fiscal year 2022 of $573.7 million in operating cash investments and $893.2 million in buyer funds investments, respectively. In addition to interest rate risks, we also have exposure to risks associated with changes in laws and regulations that may affect buyer fund balances. For example, a change in regulations that restricts the permissible investment alternatives for buyer funds may reduce our interest earned revenue.

We are also exposed to interest-rate risk relating to existing variable rate bank borrowings. As of March 31, 2022 and December 31, 2021, we had outstanding borrowings on variable rate debt of $105.2 million and $104.0 million, respectively. A 100 basis points increase in the variable rate would have resulted in incremental interest expense of $0.3 million during the three months ended March 31, 2022.

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

Concentration Risk

A substantial portion of our revenue is derived from interchange fees earned on payment transactions processed from one VCC service provider, Comdata Inc. For the three months ended March 31, 2022 and 2021, interchange fee revenues from this vendor represented approximately 29% and 49% of total revenues, respectively. As of March 31, 2022 and December 31, 2021, 40% and 53% of accounts receivable, net, is comprised of amounts due from this VCC service provider, respectively. Interchange fee revenues from a second vendor represented approximately 23% of total revenues for the three months ended March 31, 2022. As of March 31, 2022 and December 31, 2021, 26% and 13% of accounts receivable, net, is comprised of amounts due from a second VCC service provider, respectively.

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

ITEM 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, and as a result of the material weaknesses described below, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2022, our disclosure controls and procedures were not effective at the reasonable assurance level. In light of this fact, our management has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that, notwithstanding the material weaknesses in our internal control over financial reporting, the unaudited condensed consolidated financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q fairly state, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

Previously Identified Material Weaknesses in Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. We previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021 the following material weaknesses, which still exist as of the end of the period covered by this report:

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

Remediation Plan for Material Weaknesses

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors associated with our business previously disclosed in “Item 1A. Risk Factors,” in our Annual Report on Form 10-K, as amended for the period ended December 31, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Unregistered Sales of Equity Securities

None.

(b) Use of Proceeds

Use of Proceeds from Initial Public Offering of Common Stock

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

There have been no material changes in the planned use of proceeds from the IPO from those described in our Final Prospectus. We have invested a portion of the funds received in short-term, interest bearing, investment-grade securities.

Issuer Repurchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

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

AvidXchange Holdings, Inc.

Date: May 6, 2022	By:	/s/ Joel Wilhite
Joel Wilhite
Chief Financial Officer (Authorized Signatory and Principal Financial and Accounting Officer)