Form 10-Q
period 2022-06-30
AvidXchange Holdings, Inc.
filed 2022-08-05
CIK 1858257

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________.

Commission File Number: 001-40898

AvidXchange Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	86-3391192
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1210 AvidXchange Lane Charlotte, NC 28206	28206
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (800) 560-9305

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	AVDX	Nasdaq Global Select Market

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

As of August 1, 2022, the registrant had 198,099,347 shares of common stock, $0.001 par value per share, outstanding.

AvidXchange Holdings, Inc.

Form 10-Q

For the Quarterly Period Ended June 30, 2022

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

AvidXchange Holdings, Inc.

Unaudited Consolidated Balance Sheets

(in thousands, except share and per share data)

	As of June 30,	As of December 31,
	2022	2021
Assets
Current assets
Cash and cash equivalents	$363,314	$562,817
Restricted funds held for customers	1,023,902	1,242,346
Marketable securities	147,750	-
Accounts receivable, net of allowances of $2,347 and $2,283, respectively	36,021	30,965
Supplier advances receivable, net of allowances of $1,357 and $1,105, respectively	14,496	11,520
Prepaid expenses and other current assets	13,029	10,237
Total current assets	1,598,512	1,857,885
Property and equipment, net	105,998	106,227
Operating lease right-of-use assets	5,564	3,278
Deferred customer origination costs, net	27,486	28,276
Goodwill	165,921	165,921
Intangible assets, net	104,135	100,455
Other noncurrent assets and deposits	4,667	4,261
Total assets	$2,012,283	$2,266,303
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$14,361	$17,142
Accrued expenses	56,569	56,082
Payment service obligations	1,023,902	1,242,346
Deferred revenue	10,565	9,530
Current portion of contingent consideration	-	688
Current maturities of lease obligations under finance leases	597	670
Current maturities of lease obligations under operating leases	1,304	1,048
Current maturities of long-term debt	4,800	4,800
Total current liabilities	1,112,098	1,332,306
Long-term liabilities
Deferred revenue, less current	18,702	20,350
Contingent consideration, less current portion	70	70
Obligations under finance leases, less current maturities	61,710	61,172
Obligations under operating leases, less current maturities	5,370	3,448
Long-term debt	122,879	119,880
Other long-term liabilities	2,863	6,022
Total liabilities	1,323,692	1,543,248
Commitments and contingencies
Stockholders' equity
Preferred stock, $0.001 par value; 50,000,000 shares authorized, no shares issued and outstanding as of June 30, 2022 and December 31, 2021	-	-
Common stock, $0.001 par value; 1,600,000,000 shares authorized as of June 30, 2022 and December 31, 2021; 198,077,889 and 196,804,844 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	198	197
Additional paid-in capital	1,611,828	1,594,780
Accumulated deficit	(923,435)	(871,922)
Total stockholders' equity	688,591	723,055
Total liabilities and stockholders' equity	$2,012,283	$2,266,303

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AvidXchange Holdings, Inc.

Unaudited Consolidated Statements of Operations

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues	$76,561	$58,754	$147,764	$113,968
Cost of revenues (exclusive of depreciation and amortization expense)	28,979	23,011	56,786	45,551
Operating expenses
Sales and marketing	20,448	14,547	37,687	28,058
Research and development	20,107	13,620	40,179	27,553
General and administrative	19,974	15,770	38,662	29,934
Impairment and write-off of intangible assets	-	574	-	574
Depreciation and amortization	8,301	7,093	16,019	14,170
Total operating expenses	68,830	51,604	132,547	100,289
Loss from operations	(21,248)	(15,861)	(41,569)	(31,872)
Other income (expense)
Interest income	655	165	875	297
Interest expense	(5,075)	(5,086)	(10,052)	(10,111)
Change in fair value of derivative instrument	-	(1,084)	-	(138)
Charge for amending financing advisory engagement letter - related party	-	-	-	(50,000)
Other expenses	(4,420)	(6,005)	(9,177)	(59,952)
Loss before income taxes	(25,668)	(21,866)	(50,746)	(91,824)
Income tax expense	69	133	138	201
Net loss	$(25,737)	$(21,999)	$(50,884)	$(92,025)
Accretion of convertible preferred stock	-	(4,802)	-	(9,404)
Net loss attributable to common stockholders	$(25,737)	$(26,801)	$(50,884)	$(101,429)
Net loss per share attributable to common stockholders, basic and diluted	$(0.13)	$(0.49)	$(0.26)	$(1.90)
Weighted average number of common shares used to compute net loss per share attributable to common stockholders, basic and diluted	197,864,993	54,562,145	197,443,615	53,317,276

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AvidXchange Holdings, Inc.

Unaudited Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share and per share data)

	Convertible		Common		Additional	Accumulated	Total Stockholders'
	Preferred Stock		Stock		Paid-in Capital	Deficit	Equity
Balances at December 31, 2021	-	$-	196,804,844	$197	$1,594,780	$(871,922)	$723,055
Cumulative effect adjustment from adoption of new accounting standard	-	-	-	-	629	(629)	-
Exercise of stock options	-	-	63,118	-	173	-	173
Issuance of common stock upon vesting of restricted stock units	-	-	758,701	1	(1)	-	-
Stock-based compensation expense	-	-	-	-	6,595	-	6,595
Stock-based compensation expense for Employee Stock Purchase Plan, or ESPP	-	-	-	-	196	-	196
Net loss	-	-	-	-	-	(25,147)	(25,147)
Balances at March 31, 2022	-	$-	197,626,663	$198	$1,602,372	$(897,698)	$704,872
Exercise of stock options	-	-	89,204	-	252	-	252
Issuance of common stock upon vesting of restricted stock units, net of shares surrendered for taxes	-	-	254,908	-	-	-	-
Issuance of common stock for settlement of contingent consideration	-	-	20,564	-	344	-	344
Issuance of common stock under ESPP	-	-	86,550	-	602	-	602
Stock-based compensation expense	-	-	-	-	8,113	-	8,113
Stock-based compensation expense for ESPP	-	-	-	-	145	-	145
Net loss	-	-	-	-	-	(25,737)	(25,737)
Balances at June 30, 2022	-	$-	198,077,889	$198	$1,611,828	$(923,435)	$688,591

	Convertible		Common		Additional	Accumulated	Total Stockholders'
	Preferred Stock		Stock		Paid-in Capital	Deficit	Deficit
Balances at December 31, 2020	30,081,996	$832,625	50,054,880	$50	$161,116	$(672,273)	$(511,107)
Issuance of common stock in connection with amended agreement - related party	-	-	4,080,636	4	49,996	-	50,000
Exercise of stock options and warrants	-	-	181,332	-	540	-	540
Stock-based compensation expense	-	-	-	-	847	-	847
Accretion of convertible preferred stock	-	4,602	-	-	(4,602)	-	(4,602)
Net loss	-	-	-	-	-	(70,026)	(70,026)
Balances at March 31, 2021	30,081,996	$837,227	54,316,848	$54	$207,897	$(742,299)	$(534,348)
Exercise of stock options and warrants	-	-	286,964	-	623	-	623
Stock-based compensation	-	-	-	-	1,105	-	1,105
Options issued in connection with bonus program	-	-	-	-	48	-	48
Accretion of convertible preferred stock	-	4,802	-	-	(4,802)	-	(4,802)
Net loss	-	-	-	-	-	(21,999)	(21,999)
Balances at June 30, 2021	30,081,996	$842,029	54,603,812	$54	$204,871	$(764,298)	$(559,373)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AvidXchange Holdings, Inc.

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities
Net loss	$(50,884)	$(92,025)
Adjustments to reconcile net loss to net cash used by operating activities
Depreciation and amortization expense	16,019	14,170
Amortization of deferred financing costs	679	679
Provision for doubtful accounts	2,318	251
Stock-based compensation	15,049	1,952
Accrued interest	1,184	548
Loss on fixed asset disposal	26	-
Noncash expense on contract modification - related party	-	50,000
Impairment and write-off on intangible and right-of-use-assets	-	574
Amortization of investments held to maturity	(494)	-
Fair value adjustment to derivative instrument	-	138
Deferred income taxes	108	108
Changes in operating assets and liabilities
Accounts receivable	(5,555)	(1,782)
Prepaid expenses and other current assets	(2,791)	(1,400)
Other noncurrent assets	(453)	(2,489)
Deferred customer origination costs	791	(1,288)
Accounts payable	(2,041)	(9,465)
Deferred revenue	(613)	664
Accrued expenses and other liabilities	(3,975)	(1,325)
Operating lease liabilities	(107)	(403)
Total adjustments	20,145	50,932
Net cash used in operating activities	(30,739)	(41,093)
Cash flows from investing activities
Purchase of short-term investments held to maturity	(254,026)	-
Proceeds from maturity of short-term investments held to maturity	106,770	-
Purchases of equipment	(2,470)	(344)
Purchases of real estate	(767)	-
Purchases of intangible assets	(16,100)	(8,078)
Supplier advances, net	(4,796)	(1,710)
Net cash used in investing activities	(171,389)	(10,132)
Cash flows from financing activities
Proceeds from the issuance of long-term debt	2,367	1,131
Principal payments on finance leases	(425)	(589)
Proceeds from issuance of common stock	425	1,163
Proceeds from issuance of common stock under Employee Stock Purchase Plan	602	-
Payment of contingent consideration at acquisition date fair value	(344)	-
Payment service obligations	(218,444)	543,201
Net cash (used in) provided by financing activities	(215,819)	544,906
Net (decrease) increase in cash, cash equivalents, and restricted funds held for customers	(417,947)	493,681
Cash, cash equivalents, and restricted funds held for customers
Cash, cash equivalents, and restricted funds held for customers, beginning of year	1,805,163	390,078
Cash, cash equivalents, and restricted funds held for customers, end of period	$1,387,216	$883,759
Supplementary information of noncash investing and financing activities
Right-of-use assets obtained in exchange for new finance lease obligations	$499	$174
Right-of-use assets obtained in exchange for new operating lease obligations	2,831	316
Common stock issued as contingent consideration	344	-
Property and equipment purchases in accounts payable and accrued expenses	29	7
Interest paid on notes payable	5,305	5,199
Interest paid on finance leases	2,863	3,685
Options issued in connection with bonus compensation	-	48

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

AvidXchange provides accounts payable (“AP”) automation software and payment solutions for middle market businesses and their suppliers. The Company provides solutions and services throughout North America spanning multiple industries including real estate, homeowners associations, construction, financial services (including banks and credit unions), healthcare facilities, social services, education, and media.

2. Summary of Significant Accounting Policies

Basis of Consolidation and Presentation

The accompanying unaudited consolidated financial statements include the accounts of the Company and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. The unaudited consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all normal and recurring adjustments that are, in the opinion of management, necessary for a fair statement of the Company’s financial position, results of operations, changes in convertible preferred stock and stockholders’ equity (deficit), and cash flows for the periods presented. The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any other future annual or interim period. The unaudited consolidated balance sheet as of December 31, 2021 included herein was derived from the audited financial statements as of that date, but does not include all disclosures including certain notes required by U.S. GAAP on an annual reporting basis. All significant intercompany accounts and transactions have been eliminated. There are no items of comprehensive income.

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

Concentrations

Significant Services

A substantial portion of the Company’s revenue is derived from interchange fees earned on payment transactions processed as virtual commercial cards (“VCC”). The Company utilizes service providers to process these transactions. For the three and six months ended June 30, 2022, revenue from two service providers individually represented more than 10% of total revenues. These two providers, in the aggregate, represented 66% and 59% of total revenue for the three and six months ended June 30,

AvidXchange Holdings, Inc.

Notes to the Unaudited Consolidated Financial Statements

(in thousands, except share and per share data)

2022, respectively, and represented 63% and 66% of accounts receivable, net as of June 30, 2022 and December 31, 2021, respectively. For the three and six months ended June 30, 2021, revenue from one service provider represented 49% of total revenue in each period.

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

Restricted Funds Held for Customers and Payment Service Obligations

Restricted funds held for customers and the corresponding liability of payment service obligations represent funds that are collected from customers for payments to their suppliers. The Company is registered as a money services business with the Financial Crimes Enforcement Network. Payment service obligations are comprised of outstanding daily transaction liabilities per state regulatory average daily transaction liability report requirements and other unregulated settlements with payees, which do not constitute a regulatory liability event under reporting requirements.

	As of June 30, 2022	As of December 31, 2021
Outstanding Transaction Liabilities	994,309	1,210,342
Other unregulated settlements	29,593	32,004
Total payment service obligations	1,023,902	1,242,346

The Company historically transmitted buyer customer funds using a legacy model pursuant to which buyer customer funds are held in trust accounts that are maintained and operated by a trustee pending distribution to suppliers in accordance with instructions provided through the Company’s platform. The Company is not the trustee or beneficiary of the trusts which hold these buyer deposits; accordingly, the Company does not record these assets and offsetting liabilities on its consolidated balance sheets. The Company has largely phased out this model although certain banks that resell our products and services continue to leverage a similar structure. The Company contractually earns interest on funds held for certain buyers. The amount of Company and bank customer funds held in all trust-related accounts was approximately $104,611 and $123,643 as of June 30, 2022 and December 31, 2021, respectively.

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

The Company has established a ‘rabbi trust’ that serves as an investment to shadow the deferred compensation plan liability. The assets of the rabbi trust are general assets of the Company and as such, would be subject to the claims of creditors in the event of bankruptcy or insolvency. The Company has recorded these assets and liabilities at their fair value. In association with this plan, $1,464 and $1,343 were included in other noncurrent assets and $1,394 and $1,387 were included in noncurrent liabilities as of June 30, 2022 and December 31, 2021, respectively.

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

Emerging Growth Company Status

The Company is an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until those standards apply to private companies. The Company has elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that it is (i) no longer an emerging growth company or (ii) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. As a result, these unaudited interim financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates. The JOBS Act does not preclude an emerging growth company from early adopting new or revised accounting standards. The Company will lose its status as an emerging growth company as of December 31, 2022.

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

Accounting Pronouncements Issued but Not Yet Adopted

In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-13, Financial instruments, Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which amends the guidance on the impairment of financial instruments by requiring measurement and recognition of expected credit losses for most financial assets, including trade receivables, and other instruments that are not measured at fair value through net income (the “CECL” framework). The guidance will replace the Company’s current accounts receivable and supplier advances receivable allowance for doubtful accounts methodology with the CECL framework. ASU 2016-13 was effective for public business entities for fiscal years beginning after December 15, 2019. The Company will lose its status as an emerging growth company as of December 31, 2022. Therefore, the guidance will become effective for the Company in the fourth quarter of 2022. The Company is currently evaluating the impact of

AvidXchange Holdings, Inc.

Notes to the Unaudited Consolidated Financial Statements

(in thousands, except share and per share data)

adopting this guidance on its consolidated financial statements and related disclosures however management believes the balances impacted will be its reserves related to trade accounts receivable, supplier advances receivable and marketable securities.

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

In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. This standard requires contract assets and contract liabilities from contracts with customers that are acquired in a business combination to be recognized and measured as if the acquirer had originated the original contract. For public business entities, it is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company will lose its status as an emerging growth company as of December 31, 2022, and therefore the effective date for the Company is January 1, 2023. Entities should apply the provisions of the new standard prospectively to business combinations occurring on or after the effective date of the standard. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the impact of adopting this guidance on its consolidated financial statements and related disclosures.

3. Revenue from Contracts with Customers

Disaggregation of Revenue

The table below presents the Company’s revenues disaggregated by type of services performed.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Software revenue	$24,202	$21,656	$48,113	$42,071
Payment revenue	51,581	36,459	98,049	70,620
Services revenue	778	639	1,602	1,277
Total revenues	$76,561	$58,754	$147,764	$113,968

Contract Assets and Liabilities

The Company’s rights to payments are not conditional on any factors other than the passage of time, and as such, AvidXchange does not have any contract assets. Contract liabilities consist primarily of advance cash receipts for services (deferred revenue) and are recognized as revenue when the services are provided.

The table below presents information on accounts receivable and contract liabilities.

	As of June 30, 2022	As of December 31, 2021
Trade accounts receivable, net	$12,975	$9,797
Payment processing receivable, net	23,046	21,168
Accounts receivable, net	$36,021	$30,965
Contract liabilities	$29,267	$29,880

Significant changes in the contract liabilities balance are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue recognized included in beginning of period balance	$(2,678)	$(1,734)	$(5,303)	$(4,128)
Cash received, excluding amounts recognized as revenue during the period	2,590	1,949	4,690	4,792

The tables below present a summary of changes in the Company’s allowance for doubtful accounts for the six months ended June 30, 2022 and 2021:

AvidXchange Holdings, Inc.

Notes to the Unaudited Consolidated Financial Statements

(in thousands, except share and per share data)

	Accounts Receivable	Supplier Advances
	Allowance	Receivable Allowance
Allowance for doubtful accounts, December 31, 2021	$2,284	$1,105
Amounts charged to contra revenue, cost of revenues and expenses	63	1,250
Amounts written off as uncollectable	-	(1,595)
Recoveries of amounts previously written off	-	597
Allowance for doubtful accounts, June 30, 2022	$2,347	$1,357

	Accounts Receivable	Supplier Advances
	Allowance	Receivable Allowance
Allowance for doubtful accounts, December 31, 2020	$1,769	$1,099
Amounts charged to contra revenue, cost of revenues and expenses	207	-
Amounts written off as uncollectable	(181)	(233)
Recoveries of amounts previously written off	-	44
Allowance for doubtful accounts, June 30, 2021	$1,795	$910

Transaction Price Allocated to Remaining Performance Obligations

Transaction price allocated to the remaining performance obligations represents contracted revenue that has not yet been recognized. These revenues are subject to future economic risks including customer cancellations, bankruptcies, regulatory changes and other market factors.

The Company applies the practical expedient in ASC Topic 606, Revenue from Contracts with Customers (“Topic 606”), paragraph 606-10-50-14(b) and does not disclose information about remaining performance obligations related to transaction and processing services that qualify for recognition in accordance with paragraph 606-10-55-18 of Topic 606. These contracts contain variable consideration for stand-ready performance obligations for which the exact quantity and mix of transactions to be processed are contingent upon the buyer or supplier request. These contracts also contain fixed fees and non-refundable upfront fees; however, these amounts are not considered material to total consolidated revenue.

The Company’s remaining performance obligation consists of contracts with financial institutions who are using the ASCEND solution. These contracts generally have a duration of five years and contain fixed maintenance fees that are considered fixed price guarantees. Remaining performance obligation consisted of the following:

	Current	Noncurrent	Total
As of June 30, 2022	$14,380	$23,093	$37,473
As of December 31, 2021	13,339	23,475	36,814

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

The following tables present information about deferred contract costs:

AvidXchange Holdings, Inc.

Notes to the Unaudited Consolidated Financial Statements

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Capitalized sales commissions and implementation costs	$2,892	$3,542	$4,968	$6,400
Amortization of deferred contract costs
Costs to obtain contracts included in sales and marketing expense	$(1,355)	$(1,273)	$(2,678)	$(2,463)
Costs to fulfill contracts included in cost of revenue	(1,555)	(1,346)	(3,081)	(2,648)

4. Business Combinations

On July 8, 2021, the Company entered into a stock purchase agreement for all of the equity interests of FastPay, a leading provider of payments automation solutions for the media industry. During the three months ended June 30, 2022, the amount of revenue and expense attributable to FastPay's operations were $4,644 and $3,256, respectively. During the six months ended June 30, 2022, the amount of revenue and expense attributable to FastPay's operations were $8,148 and $5,989, respectively. Supplemental pro forma revenue and earnings information have not been presented for the three and six months ended June 30, 2021 because the effect of this acquisition was not material to the Company's overall operations.

During the three months ended June 30, 2022, the Company settled a liability for contingent consideration for 2021 performance in the amount of $688 with a cash payment of $344 and the issuance of 20,564 shares of common stock.

As of June 30, 2022, the purchase price allocation is preliminary and subject to adjustments, in particular tax liabilities are subject to change upon preparation of the tax returns for the period prior to the acquisition date. During the six months ended June 30, 2022, the Company did not make any adjustments to the purchase price allocation for FastPay.

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

The following common share equivalent securities have been excluded from the calculation of weighted average common shares outstanding because the effect is anti-dilutive for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
Anti-Dilutive Common Share Equivalents	2022	2021	2022	2021
Convertible redeemable preferred stock	-	111,142,124	-	111,142,124
Convertible common stock	-	2,785,606	-	2,785,606
Stock options	7,596,230	5,684,432	7,596,230	5,684,432
Restricted stock units	8,043,664	2,494,192	8,043,664	2,494,192
Employee stock purchase plan	62,104	-	62,104	-
Warrants	-	704,048	-	704,048
Total anti-dilutive common share equivalents	15,701,998	122,810,402	15,701,998	122,810,402

Basic and diluted net loss per common share is calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Net loss	$(25,737)	$(21,999)	$(50,884)	$(92,025)
Accretion of convertible preferred stock	-	(4,802)	-	(9,404)
Net loss attributable to common stockholders	$(25,737)	$(26,801)	$(50,884)	$(101,429)
Denominator:
Weighted-average common shares outstanding, basic and diluted	197,864,993	54,562,145	197,443,615	53,317,276
Net loss per common share, basic and diluted	$(0.13)	$(0.49)	$(0.26)	$(1.90)

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
Level 2

Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level to classify them for each reporting period. This determination requires significant judgment.

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis using the above categories, as of the periods presented.

	As of June 30, 2022
Description	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market mutual funds (1)	$106,849	$-	$-	$106,849
Total assets	$106,849	$-	$-	$106,849

As of December 31, 2021
Description	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market mutual funds (1)	$-	$-	$-	$-
Total assets	$-	$-	$-	$-

________________

(1)

Money market funds are classified as cash equivalents in the Company’s unaudited consolidated balance sheets. As short-term, highly liquid investments readily convertible to known amounts of cash with remaining maturities of three months or less at the time of purchase, the Company’s cash equivalent money market funds have carrying values that approximate fair value.

7. Marketable Securities

Marketable securities consist of corporate bonds, commercial paper, and U.S. Treasury and agency bonds, and are classified as held-to-maturity. Investments held in marketable securities had contractual maturities of between one and six months as of June 30, 2022. The following presents information about the Company’s marketable securities:

AvidXchange Holdings, Inc.

Notes to the Unaudited Consolidated Financial Statements

(in thousands, except share and per share data)

	As of June 30, 2022
Sector	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Financial	$99,399	$-	$(203)	$99,196
Government	48,351	-	(60)	48,291
Total	$147,750	$-	$(263)	$147,487

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

The following table presents information about the Company’s investments that were in an unrealized loss position and for which an other-than-temporary impairment has not been recognized in earnings as of:

	As of June 30, 2022	As of December 31, 2021
Aggregate fair value of investments with unrealized losses (1)	$147,487	$-
Aggregate amount of unrealized losses	(263)	-

(1)	Investments have been in a continuous loss position for less than 12 months

The Company's held-to-maturity investments are debt instruments with fixed interest rates. Interest rates have increased in the period subsequent to the purchase of the investments. In general, increasing interest rates decrease the value of fixed rate debt instruments. Management believes the unrealized losses on the Company's held-to-maturity portfolio is primarily driven by increases in interest rates. Management considered the short time maturity of the investments, quality of the investments, and its intent and ability to hold the investments to maturity and determined the loss to be temporary.

8. Intangible Assets and Goodwill

Intangible Assets

The following table presents information about capitalized software development costs:

	Three Months Ended June 30,		Six Months Ended June 30,
Capitalized software development costs	2022	2021	2022	2021
Capitalized	$4,791	$4,171	$9,335	$8,078
Amortized	2,951	2,690	5,492	5,263

On January 14, 2022, the Company entered into an asset purchase agreement for a customer list and a non-compete agreement from PayClearly, a U.S.-based company. This acquisition increases the number of the Company's customers in the media payments business. The Company paid cash consideration of $7,000 to purchase the assets and incurred transaction costs of $165 which were recorded as cost of the acquired assets. Consideration includes aggregate payments of $400 to be paid in four annual payments of $100 for the next four years. Total consideration of $7,165 was allocated based on relative fair value of the acquired assets resulting in $3,071 allocated to the customer list and $4,094 allocated to the non-compete agreement. The costs of the acquired assets will be amortized over the useful lives of the customer list and non-compete agreement which were estimated to be five years.

	June 30, 2022
	Weighted Average	Gross	Accumulated
	Useful Life	Amount	Amortization	Net Amount
Internally developed software	3 Years	$77,369	$(52,967)	$24,402
Non-compete	4 Years	6,194	(1,249)	4,945
Customer relationships	9 Years	72,512	(25,191)	47,321
Technology	7 Years	45,791	(24,382)	21,409
Trade name	10 Years	7,747	(1,689)	6,058
Total intangible assets		$209,613	$(105,478)	$104,135

AvidXchange Holdings, Inc.

Notes to the Unaudited Consolidated Financial Statements

(in thousands, except share and per share data)

	December 31, 2021
	Weighted Average	Gross	Accumulated
	Useful Life	Amount	Amortization	Net Amount
Internally developed software	3 Years	$68,033	$(47,475)	$20,558
Non-compete	3 Years	2,100	(420)	1,680
Customer relationships	9 Years	69,442	(21,091)	48,351
Technology	7 Years	45,791	(22,329)	23,462
Trade name	10 Years	7,747	(1,343)	6,404
Total intangible assets		$193,113	$(92,658)	$100,455

Total amortization expense associated with identifiable intangible assets was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Total amortization expense associated with identifiable intangible assets	$6,687	$5,442	$12,821	$10,768

Goodwill

There were no changes in goodwill during the six months ended June 30, 2022.

9. Leases and Leasing Commitments

Supplemental cash flow information related to the Company’s operating and finance leases was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Financing cash flows for finance leases	$188	$280	$425	$589
Operating cash flows for finance leases	1,442	1,849	2,863	3,685
Operating cash flows for operating leases	510	446	1,015	1,023
Right of use assets obtained in exchange for new lease obligations:
Finance lease liabilities	442	20	499	174
Operating lease liabilities	-	316	2,831	316

The components of lease expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Lease expense	2022	2021	2022	2021
Finance lease expense:
Amortization of right-of-use assets	$636	$854	$1,306	$1,736
Interest on lease liabilities	1,629	2,068	3,252	4,136
Operating lease expense	455	315	909	621
Short-term lease expense	163	19	323	39
Variable lease expense	43	(10)	78	50
Sublease income	-	(78)	-	(145)
Total lease expense	$2,926	$3,168	$5,868	$6,437

10. Long-Term Debt

Long-term debt as of June 30, 2022 and December 31, 2021:

AvidXchange Holdings, Inc.

Notes to the Unaudited Consolidated Financial Statements

(in thousands, except share and per share data)

	As of June 30, 2022	As of December 31, 2021
Term loan facility	$95,000	$95,000
Delayed draw term loan	11,390	9,023
Promissory note payable for land acquisition	23,500	23,500
Total principal due	129,890	127,523
Current portion of promissory note	(4,800)	(4,800)
Unamortized portion of debt issuance costs	(2,211)	(2,843)
Long-term debt	$122,879	$119,880

The Company's senior secured credit facility (“2019 Credit Agreement” or “2019 Facility”) with Sixth Street Specialty Lending, Inc. (“Sixth Street”) and KeyBank National Association (“KeyBank”) makes available to the Company a facility in an aggregate amount of $133,500 which consists of:

•
a $95,000 term loan facility (“2019 Term Loans”);
•
a $18,500 delayed draw term loan commitment (“Interest DDTL”); and
•
a $20,000 revolving commitment (“2019 Revolver”).

The 2019 Facility is collateralized by substantially all of the assets of the Company except for bank accounts that hold customer funds or are used to administer self-funded employee benefit plans and other limited exceptions.

The aggregate amount available to borrow under the 2019 Credit Agreement was $21,157 as of June 30, 2022.

Interest on the loans under the 2019 Credit Agreement is equal to LIBOR or a base rate, plus a margin. The applicable margin will be between 8% to 9% for the first three years, with the lower rate applicable for quarters in which the Company does not borrow from the Interest DDTL, and after the third anniversary will be 7.5% or 8% depending on whether the cash burn rate is greater than or less than negative $2,500. The base rate is equal to the higher of the current prime rate, federal funds effective rate plus 0.5%, or 4%. The Company may elect an interest period of up to three months in connection with a LIBOR rate loan. Per the terms of the 2019 Credit Agreement, the unavailability or replacement of LIBOR results in the use of a similar measure based upon a calculated average of borrowing rates offered by major banks in the London interbank as determined by Sixth Street.

From October 1, 2019 through the third anniversary date of the 2019 Credit Agreement, the Company may, on a quarterly basis, borrow under the Interest DDTL to finance up to 4.5% of the interest due on the 2019 Term Loans. For the six months ended June 30, 2022, the Company borrowed $2,367 under the Interest DDTL at the rates of 10.0% and 10.1%.

The Company also had available additional DDTL which was available in minimum increments of $5,000, and multiples of $500 in excess of that amount, up to $30,000. The Company was required to pay a commitment fee of 0.5% per annum based on the unused commitment under the additional DDTL. The DDTL commitment terminated on October 1, 2021.

The maturity date for the 2019 Term Loans and Interest DDTL is April 1, 2024.

Revolving Credit Facility

Borrowing increments on the 2019 Revolver start at $500, and multiples of $100 in excess of that amount. There was no balance outstanding under the facility as of June 30, 2022 or December 31, 2021. The Company is required to pay a commitment fee of 0.5% per annum with respect to the unused commitment under the 2019 Revolver. The maturity date for the 2019 Revolver is October 1, 2023.

Deferred Financing Costs

The Company has $117 and $164 in deferred financing costs included in other noncurrent assets and deposits, and $2,211 and $2,843 of deferred financing costs associated with the 2019 Term Loans, additional DDTL, and Interest DDTL recorded net of long-term debt as of June 30, 2022, and December 31, 2021, respectively.

Amortization of deferred financing costs was $340 for each of the three months ended June 30, 2022 and 2021, and $679 for each of the six months ended June 30, 2022 and 2021, respectively, which is presented in the consolidated statements of operations as interest expense.

Liquidity and Financial Covenants

The Company’s 2019 Credit Agreement contains certain covenants and restrictions on actions by the Company, including limitations on the payment of dividends. In addition, the 2019 Credit Agreement requires that the Company comply with specified

AvidXchange Holdings, Inc.

Notes to the Unaudited Consolidated Financial Statements

(in thousands, except share and per share data)

ratios on a monthly basis, including a maximum ratio of debt to recurring revenue and a minimum cash balance requirement. The Company was in compliance with its financial debt covenants as of June 30, 2022.

Land Promissory Note

The Company has two promissory notes executed in connection with the purchase of land parcels and improvements adjacent to its Charlotte, North Carolina headquarters campus. The aggregate outstanding principal amount was $23,500 as of June 30, 2022 and will be paid in four equal annual payments of $4,800 and a final annual payment of $4,300, plus accrued interest at 6.75%.

11. Stockholders’ Equity

The holders of common stock are entitled to one vote for each share.

Authorized Shares

The Company is authorized to issue 1,600,000,000 shares of common stock, $0.001 par value per share, and 50,000,000 shares of preferred stock, $0.001 par value per share.

Common Stock

At June 30, 2022, the Company had reserved a total of 38,782,316 of its 1,600,000,000 shares of common stock for future issuance as follows:

As of June 30, 2022
Outstanding stock options	7,596,230
Restricted stock units	8,043,664
Available for future issuance under stock award plans	18,557,472
Available for future issuance under employee stock purchase plan	4,584,950
Total common shares reserved for future issuance	38,782,316

Share Issuances

In addition to common stock issued under the Company's stock plans during the six months ended June 30, 2022, the Company issued 20,564 shares of common stock with a stock price per share of $16.74 for the settlement of contingent consideration related to the FastPay acquisition.

12. Stock-Based Compensation

Upon the adoption of ASU 2016-09 on January 1, 2022, the Company elected to recognize forfeitures as they occur. Previously, the Company estimated forfeitures based on historical experience. The change in accounting policy resulted in the recognition of a cumulative effect adjustment to the Company's accumulated deficit as of January 1, 2022 in the amount of $629.

Stock Plans

The Company maintains its 2021 Long-Term Incentive Plan ("2021 Plan") under which it grants stock awards to its employees, directors and non-employee third parties. On January 1, 2022, the number of shares of common stock available to issue under the 2021 Plan automatically increased by 9,840,242 shares. As of June 30, 2022, the Company had 18,557,472 shares allocated to the 2021 Plan, but not yet issued or granted as an award.

The Company also maintains its 2021 Employee Stock Purchase Plan ("ESPP"), under which eligible employees may purchase the Company’s common stock through accumulated payroll deductions. Options to purchase shares are granted twice a year on or about November 1 and May 1 and are exercisable on or about the succeeding April 30 and October 31, respectively, of each year. Shares are purchased at purchase prices equal to 85% of the fair market value of the Company’s common stock at the lower of the grant date or purchase date. No participant may purchase more than $25 worth of the Company’s common stock in a year. The ESPP's initial purchase period began in January 2022.

Initially, the number of shares of common stock reserved for issuance pursuant to the ESPP was 2,703,452 when it became effective upon the consummation of the Company’s initial public offering. The number of shares of the Company's common stock reserved for issuance under the ESPP automatically increases on January 1 of each year for a period of up to ten years, beginning on January 1, 2022 and continuing through January 1, 2031, by the lesser of (i) 1% of the total number of shares of our common stock outstanding on December 31 of the immediately preceding year or (ii) 2,703,452 shares, provided that before the date of any such increase, our board of directors may determine that such increase will be less than the amount set forth in clauses (i) and (ii). Shares issuable pursuant to the ESPP may be authorized, but unissued, or reacquired shares of our common

AvidXchange Holdings, Inc.

Notes to the Unaudited Consolidated Financial Statements

(in thousands, except share and per share data)

stock. On January 1, 2022, the number of shares of common stock reserved for issuance under the ESPP increased by 1,968,048. As of June 30, 2022, the number of shares of common stock reserved for issuance under the ESPP was 4,584,950.

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

Stock option activity for the six months ended June 30, 2022 was as follows:

	As of June 30, 2022
	Number of Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance as of December 31, 2021	5,301,146	$8.25	7.71	$36,853
Granted	2,526,126	8.04
Exercised	(152,322)	2.79
Cancelled	(57,268)	7.50
Expired	(21,452)	2.14
Balance as of June 30, 2022	7,596,230	$8.31	8.07	$6,037
Vested and exercisable	2,944,325	$6.41	6.52	$5,424
Vested and expected to vest	7,596,230	$8.31	8.07	$6,037

As of June 30, 2022, the total unamortized stock-based compensation expense related to the unvested stock options was $16,583, which the Company expects to amortize over a weighted average period of 2.9 years.

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

RSU activity for the six months ended June 30, 2022 was as follows:

	Restricted Stock Units
	Number of Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Balance as of December 31, 2021	3,476,841	$13.37
Granted	6,201,968	8.01
Released	(1,026,701)	11.60
Cancelled	(591,654)	11.26
Expired	(16,790)	8.04
Balance as of June 30, 2022	8,043,664	$9.62	$49,388

As of June 30, 2022, the total unamortized stock-based compensation expense related to the unvested RSUs was $59,982, which the Company will amortize over a weighted average period of 3.0 years upon satisfaction of the performance condition.

AvidXchange Holdings, Inc.

Notes to the Unaudited Consolidated Financial Statements

(in thousands, except share and per share data)

Stock-Based Compensation Expense

Stock-based compensation expense from stock options and RSUs, reduced for actual forfeitures, was included in the following line items in the accompanying consolidated statement of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cost of revenues	$1,130	$84	$2,055	$140
Sales and marketing	1,355	201	2,231	358
Research and development	2,124	185	3,888	286
General and administrative	3,504	635	6,534	1,168
Total	$8,113	$1,105	$14,708	$1,952

Employee Stock Purchase Plan

Stock-based compensation expense from the ESPP was $145 and $341 during the three and six months ended June 30, 2022. ESPP expense is based on the estimated fair value of the option to purchase shares at a discount and uses grant date inputs including the purchase discount, expected contributions and stock price.

13. Commitments and Contingencies

Letters of Credit

As of June 30, 2022, the Company has an irrevocable standby letter of credit outstanding that acts as collateral with respect to the lease of the Company’s Charlotte corporate headquarters with an availability of approximately $5,953 for which the Company pays a fee of 2% per annum. The letter of credit reduces the borrowing capacity under the 2019 Revolver. It renews annually and expires on December 1, 2023.

Naming Rights

The Company is party to a sponsorship agreement dated July 7, 2018, at its Charlotte corporate headquarters campus which provides full rights to display the Company’s name and logo on signage throughout the venue. The initial term of the agreement is for three years with ability to extend for five additional 3-year periods. In February 2022, the Company extended the agreement to February 28, 2025. The annual payment for first year of the renewal period was made in the second quarter of 2022 in the amount of $371 and will increase 2% each year.

14. Related Party Transactions

The Company made payments to entities affiliated with the Company’s CEO for software and consulting services in the amounts of $211 and $136 for the three months ended June 30, 2022 and 2021, respectively, and $393 and $290 for the six months ended June 30, 2022 and 2021, respectively. Amounts due to these entities were $33 and $0 as of June 30, 2022 and December 31, 2021, respectively. Additionally, the Company made payments to an entity affiliated with one of the members of the Company's board of directors for staffing and non-advisory financial services in the amount of $41 and $0 for the three months ended June 30, 2022 and 2021, respectively, and $92 and $0 for the six months ended June 30, 2022 and 2021, respectively.

The Company is party to reseller and service agreements with an entity affiliated with another member of the Company's board of directors. Under these agreements, the Company received payments from this entity in the aggregate amount of $2 for the three months ended June 30, 2022, and made payments to this entity in the aggregate amount of $46 for the three months ended June 30, 2022. For the six months ended June 30, 2022, the Company received payments from this entity in the aggregate amount of $4, and made payments to this entity in the aggregate amount of $140.

On February 19, 2021, the Company amended and restated its engagement letter with Financial Technology Partners LP and affiliates (“FT Partners”), an investment banking firm whose controlling stockholder was a member of the Company’s board of directors up until the time of the amendment. The amended and restated engagement letter limits the events for which FT Partners will receive fees in the future, reduces the fees paid to FT Partners for future transactions, and eliminates the exclusivity arrangement with FT Partners. Additionally, the controlling stockholder of FT Partners left the Company’s board upon the effective date of the amended engagement letter. In connection with this amendment, the Company paid FT Partners approximately $50,000, which was recognized in other income (expense) within the unaudited consolidated statements of operations. Concurrently, FT Partners subscribed to purchase 4,080,636 shares of common stock of the Company at its then-current fair value, and the Company and FT Partners agreed that the retention of the payment by the Company satisfied the amounts due under the subscription agreement.

AvidXchange Holdings, Inc.

Notes to the Unaudited Consolidated Financial Statements

(in thousands, except share and per share data)

15. Income Taxes

The Company’s effective tax rate for the three and six months ended June 30, 2022 was less than one percent, primarily as a result of estimated tax losses for the fiscal year-to-date offset by the increase in the valuation allowance in the net operating loss carryforwards. Tax expense includes current tax expense for estimated state income taxes and noncurrent federal taxes related to non-deductibility of goodwill in the future.

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

Forward Looking Statements

The following discussion and other parts of this Quarterly Report contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report, including statements regarding our future operating results and financial position, our business strategy and plans, market growth, and our objectives for future operations, may constitute forward-looking statements. These statements are often identified by the use of words such as “believe,” “may,” “will,” “estimate,” “potential,” “continue,” “anticipate,” “intend,” “expect,” “could,” “would,” “project,” “plan,” “target,” and similar expressions or variations. The forward-looking statements in this Quarterly Report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, operating results, business strategy, short-term and long-term business operations and objectives. These forward-looking statements speak only as of the date of this Quarterly Report and are subject to a number of risks, uncertainties and assumptions, including those described in Part II, Item 1A under the heading “Risk Factors.” The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise.

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

We have a highly visible revenue model based on the durability of our buyer relationships and the recurring nature of the revenues we earn. Our revenues are derived from multiple sources, predominantly through software revenue from our buyers and revenue from payments made to their suppliers. The table below represents our revenues disaggregated by type of service performed (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Disaggregation of Revenue:	2022	2021	2022	2021
Software revenue	$24,202	$21,656	$48,113	$42,071
Payment revenue	51,581	36,459	98,049	70,620
Services revenue	778	639	1,602	1,277
Total revenues	$76,561	$58,754	$147,764	$113,968

Software revenue, payment revenue and services revenue are described below in the section titled "Components of Results of Operations."

Impact of Macroeconomic Events

In 2022, we have continued to see the impact of several macroeconomic events on our business and on our buyers and suppliers. These events have included, but are not limited to, the continuing global COVID-19 pandemic including the emergence of new variants, general economic conditions including fears of a possible recession, ongoing supply chain disruptions, and geopolitical tensions including those resulting from the conflict between Russia and Ukraine. We believe that, as a result of the uncertainty created by these events, many potential buyers have been reluctant to invest in the purchase and implementation of our products and services. While we are encouraged by early indicators in our sales process, the ongoing uncertainty created by these events could continue to have a negative impact on new sales and lead to longer sales cycles. These events have made it and may continue to make it more difficult for us to acquire new buyers and to close new sales opportunities which in turn adversely impacts revenue growth in future periods.

The U.S. economy is also currently experiencing a higher than normal level of inflation. The long term impacts of inflation on the economy and our business are unclear. Our revenue could be positively impacted by inflation as the value of our customer's payments could rise, increasing our payment volume and the base on which we earn interchange revenue. Also, inflationary pressure could be a catalyst for sales acceleration associated with increased interest by potential customers in automating back-office processing. Conversely, the impact of inflationary pressures on the macro economy could slow the spending of our customers and decrease payment volume. Inflation could also negatively impact our operating costs by increasing costs incurred by us to operate our business in terms of higher costs from our vendors and increased personnel costs.

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

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	Percentage Change	2022	2021	Percentage Change
Transactions Processed	17,318,593	15,298,886	13.2%	34,171,082	29,880,127	14.4%
Transaction Yield	$4.42	$3.84	15.1%	$4.32	$3.81	13.4%
Total Payment Volume (in millions)	$16,579	$12,190	36.0%	$31,776	$23,003	38.1%

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

Our long-term strategy to transition to public cloud services and decommission on-premise infrastructure hosted in co-located datacenters was substantially complete as of June 30, 2022.

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

We expect our general and administrative expenses to increase in absolute dollars over the next two years, as we continue to build out our infrastructure to support our operations as a public company, and to support a greater customer base. During this period, we expect these expenses to decrease as a percentage of revenue as a large portion of this public company infrastructure investment is comprised of fixed costs.

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

Income Tax Expense (Benefit)

Income tax expense (benefit) consists of federal and state income taxes.

Results of Operations

The following table sets forth our results of operations for the periods presented (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues	$76,561	$58,754	$147,764	$113,968
Cost of revenues (exclusive of depreciation and amortization expense)	28,979	23,011	56,786	45,551
Operating expenses
Sales and marketing	20,448	14,547	37,687	28,058
Research and development	20,107	13,620	40,179	27,553
General and administrative	19,974	15,770	38,662	29,934
Impairment and write-off of intangible assets	-	574	-	574
Depreciation and amortization	8,301	7,093	16,019	14,170
Total operating expenses	68,830	51,604	132,547	100,289
Loss from operations	(21,248)	(15,861)	(41,569)	(31,872)
Other income (expense)
Interest income	655	165	875	297
Interest expense	(5,075)	(5,086)	(10,052)	(10,111)
Change in fair value of derivative instrument	-	(1,084)	-	(138)
Charge for amending financing advisory engagement letter - related party	-	-	-	(50,000)
Other expenses	(4,420)	(6,005)	(9,177)	(59,952)
Loss before income taxes	(25,668)	(21,866)	(50,746)	(91,824)
Income tax expense	69	133	138	201
Net loss	$(25,737)	$(21,999)	$(50,884)	$(92,025)
Accretion of convertible preferred stock	-	(4,802)	-	(9,404)
Net loss attributable to common stockholders	$(25,737)	$(26,801)	$(50,884)	$(101,429)
Net loss per share attributable to common stockholders, basic and diluted	$(0.13)	$(0.49)	$(0.26)	$(1.90)
Weighted average number of common shares used to compute net loss per share attributable to common stockholders, basic and diluted	197,864,993	54,562,145	197,443,615	53,317,276

Comparison of the Three Months Ended June 30, 2022 and 2021

Revenues

	Three Months Ended June 30,		Period-to-Period Change
	2022	2021	Amount	Percentage
	(in thousands)
Revenues	$76,561	$58,754	$17,807	30.3%

The increase in revenues was comprised of an increase in payment revenue of $15.1 million, or 41.5%, driven primarily by increased electronic payments on the AvidPay Network with the addition of new buyer payment transaction volume and the inclusion of $4.5 million of payment revenue associated with the acquisition of FastPay, which closed in July 2021, and a customer list from PayClearly which closed in January 2022. Software revenue increased by $2.5 million, or 11.8%, primarily driven by increased invoice and payment transaction volume from new and existing customers and the inclusion of $0.1 million of software revenue associated with the acquisition of FastPay.

Cost of Revenues

	Three Months Ended June 30,
	2022		2021
		Percentage of		Percentage of	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(in thousands)
Cost of revenues (excluding depreciation and amortization expense)	$28,979	37.9%	$23,011	39.2%	$5,968	25.9%

The increase in cost of revenues (excluding depreciation and amortization expense) was due primarily to an increase in employee costs of $2.8 million, including an increase in stock-based compensation of $1.1 million. This increase includes a $0.6 million impact related to headcount additions from our acquisition of FastPay, which closed in July 2021. The remainder of the increase was primarily driven by increases in invoice and check processing fees of $0.7 million, increases in cloud hosting fees of $1.0 million related to a higher volume of transactions processed through our applications as well as our on-going transition of services to cloud hosting, increases of $0.3 million in software maintenance costs, and increases of $0.8 million for misdirected payments and reserve for Invoice Accelerator purchased invoices as we changed our estimate for the recoverability of supplier advance receivables. An additional increase of $0.4 million was attributable to the impact of deferred implementation costs as amortization costs continue to increase with the addition of new costs as well as more costs were deferred in the prior year.

Operating Expenses

	Three Months Ended June 30,
	2022		2021
		Percentage of		Percentage of	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(in thousands)
Sales and marketing	$20,448	26.7%	$14,547	24.8%	$5,901	40.6%
Research and development	20,107	26.3%	13,620	23.2%	6,487	47.6%
General and administrative	19,974	26.1%	15,770	26.8%	4,204	26.7%
Impairment and write-off of intangible assets	-	0.0%	574	1.0%	(574)	(100.0)%
Depreciation and amortization	8,301	10.8%	7,093	12.1%	1,208	17.0%

Sales and Marketing Expenses

The increase in sales and marketing expenses was due primarily to an increase of $3.1 million in employee costs (net of capitalized sales commissions), driven by a $0.7 million impact related to headcount additions from the acquisition of FastPay and includes an increase in stock-based compensation of $1.2 million. We experienced increases in marketing costs of $1.4 million and travel expenses of $0.5 million as events and sales-related travel increased compared to the low levels we experienced in 2021 due to the pandemic. We experienced increases in partner commissions of $0.1 million as well as additional increases of $0.4 million in consulting and other costs and $0.3 million in software and maintenance.

Research and Development Expenses

Research and development expenses increased primarily due to increased employee costs of $6.8 million. The investments in our platform are intended to increase the quality, reliability and efficiency of our technology. The increase in employee costs relates to both headcount and compensation increases and includes increases of $1.0 million associated with the acquisition FastPay and an increase in stock-based compensation of $2.0 million. We experienced additional increases of $0.5 million in cloud hosting fees and software maintenance. These increases were offset, in part, by a $0.6 million decrease in costs associated with engaging consultants and contractors and a reduction in expense associated with capitalization of internally developed software of approximately $0.6 million.

General and Administrative Expenses

The increase in general and administrative expenses is attributable to a $4.3 million increase in employee costs, including an increase in stock-based compensation of $2.9 million, as well as a $0.2 million increase of professional and consulting fees and contract labor. The increases reflect the growth in our business and our transition to operating as a public company. The increases in employee costs include $0.1 million associated with the acquisition of FastPay, which closed in July 2021. These increases were offset, in part, by a reduction in transaction costs of $1.4 million attributable to deal related costs incurred in the prior year period and decrease of $0.3 million in audit and accounting-related costs which were higher in the previous year as we ramped up activity leading up to the IPO. An additional increase of $0.6 million is attributable to rent and facilities costs, including $0.2 million attributable to FastPay.

Impairment and Write-off of Intangible Assets

The impairment and write-off of intangible assets during the three months ended June 30, 2021 relates to internally developed software projects.

Depreciation and Amortization

Depreciation and amortization increased primarily due to the amortization of intangible assets associated with the acquisitions of FastPay, which closed in July 2021, and PayClearly customer assets, which closed in January 2022.

Other Income (Expense)

	Three Months Ended June 30,
	2022		2021
		Percentage of		Percentage of	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(in thousands)
Other Income (Expense)	$(4,420)	(5.8)%	$(6,005)	(10.2)%	$1,585	(26.4)%

Other expense decreased primarily due to an increase interest income of $0.5 million and a $1.1 million non-cash charge in the prior year period from the change in the net revaluation of a derivative instrument that was settled in connection with our IPO.

Income Tax Expense

	Three Months Ended June 30,
	2022		2021
		Percentage of		Percentage of	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(in thousands)
Income tax expense	$69	0.1%	$133	0.2%	$(64)	(48.1)%

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

Comparison of the Six Months Ended June 30, 2022 and 2021

Revenues

	Six Months Ended June 30,		Period-to-Period Change
	2022	2021	Amount	Percentage
	(in thousands)
Revenues	$147,764	$113,968	$33,796	29.7%

The increase in revenues was comprised of an increase in payment revenue of $27.4 million, or 38.8%, driven primarily by increased electronic payments on the AvidPay Network with the addition of new buyer payment transaction volume and the inclusion of $7.9 million of payment revenue associated with the acquisition of FastPay and a customer list from PayClearly which closed in January 2022. Software revenue increased by $6.0 million, or 14.4%, primarily driven by increased invoice and payment transaction volume from new and existing customers and the inclusion of $0.2 million of software revenue associated with the acquisition of FastPay which closed in July 2021.

Cost of Revenues

	Six Months Ended June 30,
	2022		2021
		Percentage		Percentage	Period-to-Period Change
	Amount	of Revenue	Amount	of Revenue	Amount	Percentage
	(in thousands)
Cost of revenues (excluding depreciation and amortization expense)	$56,786	38.4%	$45,551	40.0%	$11,235	24.7%

The increase in cost of revenues (excluding depreciation and amortization expense) was due primarily to an increase in employee costs of $5.3 million, including an increase in stock-based compensation of $2.0 million. This increase includes a $1.0 million impact related to headcount additions from our acquisition of FastPay, which closed in July 2021. The remainder of the increase was primarily driven by increases in invoice and check processing fees of $1.8 million, increases in cloud hosting fees of $1.4 million related to a higher volume of transactions processed through our applications as well as our on-going transition of services to cloud hosting, increases of $0.3 million in software maintenance costs, and increases of $1.6 million for misdirected payments and reserve for Invoice Accelerator purchased invoices as we changed our estimate for the recoverability of supplier advance receivables. An additional increase of $0.9 million was attributable to the impact of deferred implementation costs as amortization costs continue to increase with the addition of new costs as well as more costs were deferred in the prior year.

Operating Expenses

	Six Months Ended June 30,
	2022		2021
		Percentage		Percentage	Period-to-Period Change
	Amount	of Revenue	Amount	of Revenue	Amount	Percentage
	(in thousands)
Sales and marketing	$37,687	25.5%	$28,058	24.6%	$9,629	34.3%
Research and development	40,179	27.2%	27,553	24.2%	12,626	45.8%
General and administrative	38,662	26.2%	29,934	26.3%	8,728	29.2%
Impairment and write-off of intangible assets	-	0.0%	574	0.5%	(574)	(100.0)%
Depreciation and amortization	16,019	10.8%	14,170	12.4%	1,849	13.0%

Sales and Marketing Expenses

The increase in sales and marketing expenses was due primarily to an increase of $4.5 million in employee costs (net of capitalized sales commissions), driven by a $1.3 million impact related to headcount additions from the acquisition of FastPay and includes an increase in stock-based compensation of $2.0 million. We experienced increases in marketing costs of $2.4 million and travel expenses of $0.9 million as events and sales-related travel increased compared to the low levels we experienced in 2021 due to the pandemic. We experienced increases in partner commissions of $0.5 million as well as an additional increase of $0.9 million in consulting and other costs.

Research and Development Expenses

Research and development expenses increased primarily due to increased employee costs of $12.8 million. The investments in our platform are intended to increase the quality, reliability and efficiency of our technology. The increase in employee costs relates to both headcount and compensation increases and includes increases of $1.8 million associated with the acquisition of FastPay and an increase in stock-based compensation of $3.8 million. We experienced additional increases of $0.8 million in cloud hosting fees and software maintenance and $0.4 million in travel, recruiting and other costs. These increases were offset, in part, by a $0.2 million decrease in costs associated with engaging consultants and contractors and a reduction in expense associated with capitalization of internally developed software of approximately $1.3 million.

General and Administrative Expenses

The increase in general and administrative expenses is attributable to a $8.0 million increase in employee costs, including an increase in stock-based compensation of $5.4 million, as well as a $1.5 million increase of professional and consulting fees, contract labor, and insurance costs. The increases reflect the growth in our business and our transition to operating as a public company. The increases in employee costs include $0.2 million associated with the acquisition of FastPay, which closed in July 2021. These increases were offset, in part, by a reduction in transaction costs of $2.8 million attributable to deal related costs incurred in the prior year period. An additional increase of $1.1 million is attributable to facilities costs and rent, of which $0.4 million was attributable to FastPay, and a $0.3 million increase is attributable to bad debt expense.

Impairment and Write-off of Intangible Assets

The impairment and write-off of intangible assets during the six months ended June 30, 2021 relates to internally developed software projects.

Depreciation and Amortization

Depreciation and amortization increased primarily due to the amortization of intangible assets associated with the acquisitions of FastPay, which closed in July 2021, and media customer assets from PayClearly, which closed in January 2022.

Other Income (Expense)

	Six Months Ended June 30,
	2022		2021
		Percentage		Percentage	Period-to-Period Change
	Amount	of Revenue	Amount	of Revenue	Amount	Percentage
	(in thousands)
Other Income (Expense)	$(9,177)	(6.2)%	$(59,952)	(52.6)%	$50,775	(84.7)%

Other expense decreased primarily due to an increase in interest income of $0.6 million and a $50 million non-cash charge in the prior year period related to amending a financing advisory agreement with a related party which was settled by issuing common stock.

Income Tax Expense

	Six Months Ended June 30,
	2022		2021
		Percentage		Percentage	Period-to-Period Change
	Amount	of Revenue	Amount	of Revenue	Amount	Percentage
	(in thousands)
Income tax (benefit) expense	$138	0.1%	$201	0.2%	$(63)	(31.3)%

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

Liquidity and Capital Resources

We do not currently generate positive cash flow through our operations. We have financed our operations and capital expenditures primarily through sales of common and preferred stock and borrowings under our 2019 Credit Agreement, as defined below, and, more recently, our IPO that was completed in October 2021, which resulted in net proceeds of $621.4 million, including the exercise of the overallotment option and after deducting underwriting discounts and commissions of $40.4 million and offering expenses of approximately $11.8 million. As of June 30, 2022, our principal sources of liquidity are our unrestricted cash and cash equivalents of approximately $363.3 million, marketable securities of approximately $147.8 million and funds available under our existing term loan and revolving credit facilities, which we collectively refer to as the 2019 Credit Agreement. As of June 30, 2022, our unused committed capacity under the 2019 Credit Agreement was $21.2 million comprised of a delayed draw term loan and a revolving commitment.

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

Cash Flows

Below is a summary of our consolidated cash flows:

	Six Months Ended June 30,
Selected Cash Flow Data:	2022	2021
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(30,739)	$(41,093)
Investing activities	(171,389)	(10,132)
Financing activities	(215,819)	544,906
Net increase in cash and cash equivalents, and restricted funds held for customers	$(417,947)	$493,681

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

Net cash used in operating activities decreased to $30.7 million during the six months ended June 30, 2022 from $41.1 million during the six months ended June 30, 2021 due primarily to an increase in revenue and changes in working capital from variations in the timing of receipts from customers and payments to vendors.

Net Cash Used in Investing Activities

Cash used in our investing activities consists primarily of the purchases of marketable securities, purchases of property and equipment, purchases of intangible assets, capitalization of internal-use software, and supplier advances related to our Invoice Accelerator product.

Net cash used in investing activities increased to $171.4 million during the six months ended June 30, 2022 compared to $10.1 million during the six months ended June 30, 2021, primarily due to the purchase of marketable securities of $254.0 million as well as the acquisition of customer list and non-compete agreements in our media payments market and increases in both internal-use software and cash invested in supplier advances, partially offset by the proceeds from the maturity of short-term investments in our portfolio of $106.8 million.

Net Cash (Used in) Provided by Financing Activities

Cash used in and provided by our financing activities consists primarily of changes in restricted buyer fund deposits related to buyer payment transactions, exercise of stock options, principal payments on financing leases, and borrowings under our 2019 Facility (as defined below).

Net cash used in financing activities was $215.8 million during the six months ended June 30, 2022 compared to cash provided by financing activities of $544.9 million during the six months ended June 30, 2021, due primarily to variations in the inflows and outflows from payment service obligations of our customers.

Outstanding Debt

Below is a summary of our outstanding debt (in thousands):

	As of June 30, 2022	As of December 31, 2021
Term loan facility	$95,000	$95,000
Delayed draw term loan	11,390	9,023
Promissory note payable for land acquisition	23,500	23,500
Total principal due	129,890	127,523
Current portion of promissory note	(4,800)	(4,800)
Unamortized portion of debt issuance costs	(2,211)	(2,843)
Long-term debt	$122,879	$119,880

Credit Facilities

Our senior secured credit facility, which we refer to as the 2019 Facility, with Sixth Street and KeyBank makes available an aggregate amount of $133.5 million as of June 30, 2022. The 2019 Credit Agreement consists of the following:

•
a $95 million term loan facility, which we refer to as the 2019 term loan facility;
•
a $18.5 million delayed draw term loan commitment, which we refer to as the Interest DDTL; and
•
a $20 million revolving commitment, which we refer to as the 2019 revolver;

Interest on the loans under the 2019 Facility is equal to LIBOR or a base rate, plus a margin. The applicable margin will be between 8.0% and 9.0% for the first three years, with the lower rate applicable for quarters in which we do not borrow from the Interest DDTL, and after the third anniversary will be 7.5% or 8.0% depending on whether the cash burn rate is greater than or less than negative $2.5 million. The base rate is equal to the higher of the current prime rate, federal funds effective rate plus 0.5%, or 4.0%. We may elect an interest period of up to three months in connection with a LIBOR rate loan. Per the terms of the 2019 Credit Agreement, the unavailability or replacement of LIBOR results in the use of a similar measure based upon a calculated average of borrowing rates offered by major banks in the London interbank as determined by Sixth Street.

From October 1, 2019 through the third anniversary date of the 2019 Credit Agreement, we may, on a quarterly basis, borrow under the Interest DDTL to finance up to 4.5% of the interest due on the 2019 term loans. During the six months ended June 30, 2022, we borrowed $2.4 million at rates of 10.0% and 10.1%.

The maturity date for the 2019 term loans and Interest DDTL is April 1, 2024.

Borrowing increments on the 2019 revolver start at $0.5 million, with multiples of $0.1 million in excess of that amount. There was no balance outstanding under the facility as of June 30, 2022 and December 31, 2021. The maturity date for the 2019 revolver is

October 1, 2023. Borrowing availability under the 2019 revolver is reduced by the then current amount of the letter of credit dated October 1, 2019 and issued by KeyBank to secure our obligation to make payments under the lease related to our headquarters building in Charlotte, North Carolina. The current amount of the letter of credit is approximately $6.0 million.

Liquidity and Financial Covenants

Our 2019 Facility contains certain covenants and restrictions on actions, including limitations on the payment of dividends. In addition, the 2019 Facility requires that we comply with specified ratios on a monthly basis, including a maximum ratio of debt to recurring revenue and a minimum cash balance requirement. We were in compliance with our financial debt covenants as of June 30, 2022.

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

Issuances of Common Stock

During the six months ended June 30, 2022, we issued 20,564 shares of common stock based on a per share price of $16.74, in settlement of contingent consideration related to the FastPay acquisition.

Payment Obligations

We process payments for our customers. As part of our payment product offering we have recorded payment service obligations in our consolidated balance sheets of $1,023.9 million as of June 30, 2022 and an offsetting asset of restricted funds held for customers. This balance is short-term in nature and represents our obligation to pay our customers' suppliers as directed by our customers.

The Company historically transmitted buyer customer funds using a legacy model pursuant to which buyer customer funds are held in trust accounts that are maintained and operated by a trustee pending distribution to suppliers in accordance with instructions provided through the Company’s platform. The Company is not the trustee or beneficiary of the trusts which hold these buyer deposits; accordingly, the Company does not record these assets and offsetting liabilities on its consolidated balance sheets. The Company has largely phased out this model although certain banks that resell our products and services continue to leverage a similar structure. The Company contractually earns interest on funds held for certain buyers. The amount of Company and bank customer funds held in all trust-related accounts was approximately $104.6 million and $123.6 million at June 30, 2022 and December 31, 2021, respectively. Having obtained a money transmitter license in all states which require licensure, the Company is providing commercial payment services to businesses through its “for the benefit of customer” bank accounts that are restricted for such purposes and is continuing to work towards transitioning away from the legacy trust model.

Contractual Obligations

There were no material changes in our contractual obligations and commitments during the six months ended June 30, 2022 from the contractual obligations and commitments disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021. See Note 10 of the notes to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information regarding contractual obligations and commitments.

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

Recent Accounting Pronouncements

See Note 2 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted as of June 30, 2022.

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

We will lose our status as an emerging growth company as of December 31, 2022.

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

Our operating cash may be invested in accordance with our cash investment policy. Under that policy, we invest with the objective of preserving capital while optimizing yield. Permissible investments include U.S. Treasury instruments, U.S. Government Agency securities, commercial paper, investment grade corporate bonds and money market funds. During the six months ended June 30, 2022, we purchased $254.0 million of permissible investments.

Our buyer funds assets are invested with safety of principal, liquidity, and diversification as the primary objectives. Consistent with these objectives, we also seek to maximize interest income and to minimize the volatility of interest income with emphasis on liquidity. Pursuant to our investment policy and subject to applicable law, buyer funds may be invested in U.S. Treasury securities, U.S. Government Agency securities, money market funds that invest in investment grade securities, or other cash equivalents, including certificates of deposit. As of June 30, 2022, all buyer funds have been invested in interest-bearing demand deposit accounts.

We are exposed to interest-rate risk relating to our investment portfolio, which consists principally of interest-bearing demand deposit accounts as well as investments made in accordance with our cash investment policy. We recognize interest earned from buyer funds assets as revenue. We generally do not pay interest to buyers. Factors that influence the rate of interest we earn include the short-term market interest rate environment and the weighting of balances by security type. The annualized interest rate earned on our investment of operating cash and funds held for buyers increased to 0.52% during the first six months of fiscal year 2022 from 0.45% during fiscal year 2021. Based on current investment practices, an increase in the Federal Funds interest rate of 100 basis points would have changed our interest income in the first six months of fiscal year 2022 from our investment of operating cash by approximately $2.9 million and our interest on buyer funds assets by approximately $4.0 million based upon the average balances for the first six months of fiscal year 2022 of $544.5 million in operating cash investments and $848.4 million in buyer funds investments, respectively. In addition to interest rate risks, we also have exposure to risks associated with changes in laws and regulations that may affect buyer fund balances. For example, a change in regulations that restricts the permissible investment alternatives for buyer funds may reduce our interest earned revenue.

We are also exposed to interest-rate risk relating to existing variable rate bank borrowings. As of June 30, 2022 and December 31, 2021, we had outstanding borrowings on variable rate debt of $106.4 million and $104.0 million, respectively. A 100 basis points increase in the variable rate would have resulted in incremental interest expense of $0.3 million during the six months ended June 30, 2022.

Credit Risk

We may be exposed to credit risk in connection with our investments. Cash deposits may at times exceed Federal Deposit Insurance Company limits. We limit credit risk by diversifying our portfolio, including a requirement that no more than 5% of invested funds may be held in the issues of a single corporation. Additionally, the minimum credit quality of any investment shall be not less than an ‘(A-) or (A3)’ rating equivalent from any single rating services based on ratings by any of Standard and Poor’s Ratings Services, Moody’s Investors Service, or Fitch Investor Services. The maximum maturity of any security in the portfolio shall not exceed 24 months. The weighted average maturity of the portfolio shall not exceed 12 months. In addition, maximum maturities of individual securities are further limited by the security type and cash segment of the investment. We are also exposed to credit risk related to the timing of payments made from buyer funds collected. We typically remit buyer funds to our buyers’ suppliers in advance of having good or confirmed funds collected from our buyers. Our buyers generally have three days to dispute transactions and if we remit funds in advance of receiving confirmation that no dispute was initiated by our buyer, then we could suffer a credit loss. We mitigate this credit exposure by leveraging our data assets to make credit underwriting decisions about whether to accelerate disbursements, managing exposure limits, and various controls in our operating systems.

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

Concentration Risk

A substantial portion of our revenue is derived from interchange fees earned on payment transactions processed from VCC service providers. Prior to 2022, our interchange fees were processed primarily through a single provider. To mitigate this concentration risk, we began processing a substantial portion of these transactions through a second provider during 2022. These two VCC providers together represented 66% and 59% of total revenues for the three and six months ended June 30, 2022, respectively, and 63% of accounts receivable, net as of June 30, 2022.

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

ITEM 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, and as a result of the material weaknesses described below, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2022, our disclosure controls and procedures were not effective at the reasonable assurance level. In light of this fact, our management has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that, notwithstanding the material weaknesses in our internal control over financial reporting, the unaudited condensed consolidated financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q fairly state, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

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
•
We continue to engage third-party resources to supplement our resources and current processes where needed.
•
We are continuing to design and refine adequate review procedures and implement improved processes and controls related to the statement of cash flows.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors associated with our business previously disclosed in “Item 1A. Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Unregistered Sales of Equity Securities

On April 26, 2022, we issued 20,564 shares of common stock to the former stockholders of FastPay, based on a per share price of $16.74. The shares of common stock were issued in the settlement of certain contingent consideration related to the FastPay acquisition. The shares were issued in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act") provided by Section 4(a)(2) of the Securities Act as sales by an issuer not involving any public offering.

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

AvidXchange Holdings, Inc.

Date: August 5, 2022	By:	/s/ Joel Wilhite
Joel Wilhite
Chief Financial Officer (Authorized Signatory and Principal Financial and Accounting Officer)