Form 10-Q
period 2022-09-30
AvidXchange Holdings, Inc.
filed 2022-11-04
CIK 1858257

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 1, 2022, the registrant had 198,704,953 shares of common stock, $0.001 par value per share, outstanding.

AvidXchange Holdings, Inc.

Form 10-Q

For the Quarterly Period Ended September 30, 2022

Table of Contents

		Page
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)
	Unaudited Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021	1
	Unaudited Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2022 and 2021	2
	Unaudited Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the Three and Nine Months Ended September 30, 2022 and 2021	3
	Unaudited Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2022 and 2021	5
	Notes to Unaudited Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	33
Item 4.	Controls and Procedures	35
PART II.	OTHER INFORMATION	36
Item 1.	Legal Proceedings.	36
Item 1A.	Risk Factors.	36
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	36
Item 3.	Defaults Upon Senior Securities.	36
Item 4.	Mine Safety Disclosures.	36
Item 5.	Other Information.	36
Item 6.	Exhibits.	37
Signatures		38

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

AvidXchange Holdings, Inc.

Unaudited Consolidated Balance Sheets

(in thousands, except share and per share data)

	As of September 30,	As of December 31,
	2022	2021
Assets
Current assets
Cash and cash equivalents	$411,081	$562,817
Restricted funds held for customers	927,743	1,242,346
Marketable securities	97,276	-
Accounts receivable, net of allowances of $2,663 and $2,283, respectively	39,716	30,965
Supplier advances receivable, net of allowances of $1,483 and $1,105, respectively	13,210	11,520
Prepaid expenses and other current assets	12,573	10,237
Total current assets	1,501,599	1,857,885
Property and equipment, net	104,869	106,227
Operating lease right-of-use assets	5,300	3,278
Deferred customer origination costs, net	28,342	28,276
Goodwill	165,921	165,921
Intangible assets, net	101,523	100,455
Other noncurrent assets and deposits	5,252	4,261
Total assets	$1,912,806	$2,266,303
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$16,542	$17,142
Accrued expenses	66,914	56,082
Payment service obligations	927,743	1,242,346
Deferred revenue	11,212	9,530
Current portion of contingent consideration	-	688
Current maturities of lease obligations under finance leases	568	670
Current maturities of lease obligations under operating leases	1,334	1,048
Current maturities of long-term debt	4,800	4,800
Total current liabilities	1,029,113	1,332,306
Long-term liabilities
Deferred revenue, less current	18,156	20,350
Contingent consideration, less current portion	70	70
Obligations under finance leases, less current maturities	61,853	61,172
Obligations under operating leases, less current maturities	5,019	3,448
Long-term debt	123,195	119,880
Other long-term liabilities	3,059	6,022
Total liabilities	1,240,465	1,543,248
Commitments and contingencies
Stockholders' equity
Preferred stock, $0.001 par value; 50,000,000 shares authorized, no shares issued and outstanding as of September 30, 2022 and December 31, 2021	-	-
Common stock, $0.001 par value; 1,600,000,000 shares authorized as of September 30, 2022 and December 31, 2021; 198,488,663 and 196,804,844 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	198	197
Additional paid-in capital	1,620,949	1,594,780
Accumulated deficit	(948,806)	(871,922)
Total stockholders' equity	672,341	723,055
Total liabilities and stockholders' equity	$1,912,806	$2,266,303

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AvidXchange Holdings, Inc.

Unaudited Consolidated Statements of Operations

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues	$82,411	$65,176	$230,175	$179,144
Cost of revenues (exclusive of depreciation and amortization expense)	29,890	25,792	86,676	71,343
Operating expenses
Sales and marketing	20,241	16,118	57,928	44,176
Research and development	21,997	15,672	62,176	43,225
General and administrative	24,042	15,564	62,704	45,498
Impairment and write-off of intangible assets	-	-	-	574
Depreciation and amortization	8,365	8,164	24,384	22,334
Total operating expenses	74,645	55,518	207,192	155,807
Loss from operations	(22,124)	(16,134)	(63,693)	(48,006)
Other income (expense)
Interest income	2,031	35	2,906	332
Interest expense	(5,209)	(4,874)	(15,261)	(14,985)
Change in fair value of derivative instrument	-	(14,552)	-	(14,690)
Charge for amending financing advisory engagement letter - related party	-	-	-	(50,000)
Other expenses	(3,178)	(19,391)	(12,355)	(79,343)
Loss before income taxes	(25,302)	(35,525)	(76,048)	(127,349)
Income tax expense	69	2	207	203
Net loss	$(25,371)	$(35,527)	$(76,255)	$(127,552)
Accretion of convertible preferred stock	-	(5,012)	-	(14,417)
Net loss attributable to common stockholders	$(25,371)	$(40,539)	$(76,255)	$(141,969)
Net loss per share attributable to common stockholders, basic and diluted	$(0.13)	$(0.71)	$(0.39)	$(2.60)
Weighted average number of common shares used to compute net loss per share attributable to common stockholders, basic and diluted	198,234,392	57,174,627	197,710,104	54,617,200

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AvidXchange Holdings, Inc.

Unaudited Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share and per share data)

	Convertible		Common		Additional	Accumulated	Total Stockholders'
	Preferred Stock		Stock		Paid-in Capital	Deficit	Equity
Balances at December 31, 2021	-	$-	196,804,844	$197	$1,594,780	$(871,922)	$723,055
Cumulative effect adjustment from adoption of new accounting standard	-	-	-	-	629	(629)	-
Exercise of stock options	-	-	63,118	-	173	-	173
Issuance of common stock upon vesting of restricted stock units	-	-	758,701	1	(1)	-	-
Stock-based compensation expense	-	-	-	-	6,595	-	6,595
Stock-based compensation expense for Employee Stock Purchase Plan, or ESPP	-	-	-	-	196	-	196
Net loss	-	-	-	-	-	(25,147)	(25,147)
Balances at March 31, 2022	-	$-	197,626,663	$198	$1,602,372	$(897,698)	$704,872
Exercise of stock options	-	-	89,204	-	252	-	252
Issuance of common stock upon vesting of restricted stock units, net of shares surrendered for taxes	-	-	254,908	-	-	-	-
Issuance of common stock for settlement of contingent consideration	-	-	20,564	-	344	-	344
Issuance of common stock under ESPP	-	-	86,550	-	602	-	602
Stock-based compensation expense	-	-	-	-	8,113	-	8,113
Stock-based compensation expense for ESPP	-	-	-	-	145	-	145
Net loss	-	-	-	-	-	(25,737)	(25,737)
Balances at June 30, 2022	-	$-	198,077,889	$198	$1,611,828	$(923,435)	$688,591
Exercise of stock options	-	-	147,788	-	403	-	403
Issuance of common stock upon vesting of restricted stock units	-	-	262,986	-	-	-	-
Stock-based compensation expense	-	-	-	-	8,514	-	8,514
Stock-based compensation expense for ESPP	-	-	-	-	204	-	204
Net loss	-	-	-	-	-	(25,371)	(25,371)
Balances at September 30, 2022	-	$-	198,488,663	$198	$1,620,949	$(948,806)	$672,341

	Convertible		Common		Additional	Accumulated	Total Stockholders'
	Preferred Stock		Stock		Paid-in Capital	Deficit	Deficit
Balances at December 31, 2020	30,081,996	$832,625	50,054,880	$50	$161,116	$(672,273)	$(511,107)
Issuance of common stock in connection with amended agreement - related party	-	-	4,080,636	4	49,996	-	50,000
Exercise of stock options and warrants	-	-	181,332	-	540	-	540
Stock-based compensation expense	-	-	-	-	847	-	847
Accretion of convertible preferred stock	-	4,602	-	-	(4,602)	-	(4,602)
Net loss	-	-	-	-	-	(70,026)	(70,026)
Balances at March 31, 2021	30,081,996	$837,227	54,316,848	$54	$207,897	$(742,299)	$(534,348)
Exercise of stock options and warrants	-	-	286,964	-	623	-	623
Stock-based compensation	-	-	-	-	1,105	-	1,105
Options issued in connection with bonus program	-	-	-	-	48	-	48

AvidXchange Holdings, Inc.

Unaudited Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share and per share data)

Accretion of convertible preferred stock	-	4,802	-	-	(4,802)	-	(4,802)
Net loss	-	-	-	-	-	(21,999)	(21,999)
Balances at June 30, 2021	30,081,996	$842,029	54,603,812	$54	$204,871	$(764,298)	$(559,373)
Exercise of stock options and warrants	-	-	425,928	1	1,459	-	1,460
Common shares issued for acquisition	-	-	2,529,944	3	30,997	-	31,000
Common stock issued as contingent consideration	-	-	40,804	-	500	-	500
Fair value of call option at acquisition	-	-	-	-	(4,118)	-	(4,118)
Stock-based compensation	-	-	-	-	1,157	-	1,157
Accretion of convertible preferred stock	-	5,013	-	-	(5,013)	-	(5,013)
Net loss	-	-	-	-	-	(35,527)	(35,527)
Balances at September 30, 2021	30,081,996	$847,042	57,600,488	$58	$229,853	$(799,825)	$(569,914)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AvidXchange Holdings, Inc.

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities
Net loss	$(76,255)	$(127,552)
Adjustments to reconcile net loss to net cash used by operating activities
Depreciation and amortization expense	24,384	22,334
Amortization of deferred financing costs	1,018	1,018
Provision for doubtful accounts	3,751	1,075
Stock-based compensation	23,767	3,109
Fair value adjustment of contingent consideration	-	140
Accrued interest	1,765	811
Loss on fixed asset disposal	36	3
Noncash expense on contract modification - related party	-	50,000
Impairment and write-off on intangible and right-of-use-assets	-	574
Amortization of investments held to maturity	(1,123)	-
Fair value adjustment to derivative instrument	-	14,690
Deferred income taxes	162	162
Changes in operating assets and liabilities
Accounts receivable	(9,493)	(3,730)
Prepaid expenses and other current assets	(2,337)	(4,254)
Other noncurrent assets	(1,061)	(2,593)
Deferred customer origination costs	(66)	(2,185)
Accounts payable	167	(11,640)
Deferred revenue	(511)	13,801
Accrued expenses and other liabilities	6,097	3,401
Operating lease liabilities	(165)	(479)
Total adjustments	46,391	86,237
Net cash used in operating activities	(29,864)	(41,315)
Cash flows from investing activities
Purchase of short-term investments held to maturity	(310,025)	-
Proceeds from maturity of short-term investments held to maturity	213,872	-
Purchases of equipment	(2,677)	(939)
Purchases of real estate	(767)	-
Purchases of intangible assets	(20,363)	(12,582)
Proceeds from sales of property and equipment	-	5
Acquisition of business, net of cash acquired	-	(45,963)
Contingent consideration and deferred obligation payments near acquisition date	-	(1,292)
Supplier advances, net	(4,699)	(3,467)
Net cash used in investing activities	(124,659)	(64,238)
Cash flows from financing activities
Proceeds from the issuance of long-term debt	2,367	2,288
Principal payments on finance leases	(666)	(872)
Proceeds from issuance of common stock	828	2,623
Proceeds from issuance of common stock under Employee Stock Purchase Plan	602	-
Payment of contingent consideration at acquisition date fair value	(344)	-
Payment service obligations	(314,603)	733,153
Net cash (used in) provided by financing activities	(311,816)	737,192
Net (decrease) increase in cash, cash equivalents, and restricted funds held for customers	(466,339)	631,639
Cash, cash equivalents, and restricted funds held for customers
Cash, cash equivalents, and restricted funds held for customers, beginning of year	1,805,163	390,078
Cash, cash equivalents, and restricted funds held for customers, end of period	$1,338,824	$1,021,717
Supplementary information of noncash investing and financing activities
Right-of-use assets obtained in exchange for new finance lease obligations	$689	$174
Right-of-use assets obtained in exchange for new operating lease obligations	2,831	877
Common stock issued in business combination	-	31,000
Common stock issued as contingent consideration	344	500
Initial fair value of contingent consideration and deferred payment obligation at acquisition date	-	2,672
Property and equipment purchases in accounts payable and accrued expenses	1	93
Interest paid on notes payable	8,134	7,619
Interest paid on finance leases	4,323	5,537
Options issued in connection with bonus compensation	-	48

AvidXchange, Inc.

Unaudited Consolidated Statements of Cash Flows (continued)

(in thousands)

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

2. Summary of Significant Accounting Policies

Basis of Consolidation and Presentation

The accompanying unaudited consolidated financial statements include the accounts of the Company and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. The unaudited consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all normal and recurring adjustments that are, in the opinion of management, necessary for a fair statement of the Company’s financial position, results of operations, changes in convertible preferred stock and stockholders’ equity (deficit), and cash flows for the periods presented. The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any other future annual or interim period. The unaudited consolidated balance sheet as of December 31, 2021 included herein was derived from the audited financial statements as of that date, but does not include all disclosures including certain notes required by U.S. GAAP on an annual reporting basis. All significant intercompany accounts and transactions have been eliminated. There are no items of comprehensive income.

These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2021.

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

Restructuring costs

On September 21, 2022, the Company initiated a restructuring plan to generate cost savings and improve effectiveness of the organization which resulted in a reduction in the Company’s U.S. workforce. The Company recorded restructuring costs of $1,621 in the third quarter of 2022 from one-time severance charges. Restructuring costs are included in general and administrative expenses in the unaudited consolidated statements of operations. As of September 30, 2022, accrued expenses included $1,505

AvidXchange Holdings, Inc.

Notes to the Unaudited Consolidated Financial Statements

(in thousands, except share and per share data)

of restructuring costs which are expected to be settled in the fourth quarter of 2022. The Company expects to incur an additional amount of approximately $1,000 related to this plan in the fourth quarter of 2022. The plan is expected to be completed in the fourth quarter of 2022.

Concentrations

Significant Services

A substantial portion of the Company’s revenue is derived from interchange fees earned on payment transactions processed as virtual commercial cards (“VCC”). The Company utilizes service providers to process these transactions. For the three and nine months ended September 30, 2022, revenue from two service providers individually represented more than 10% of total revenues. These two providers, in the aggregate, represented 54% and 53% of total revenue for the three and nine months ended September 30, 2022, respectively, and represented 63% and 66% of accounts receivable, net as of September 30, 2022 and December 31, 2021, respectively. For the three and nine months ended September 30, 2021, revenue from one significant service provider represented 51% and 50% of total revenue, respectively.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase that are not recorded as marketable securities to be cash equivalents. The carrying values of cash and cash equivalents approximate their fair values due to the short-term nature of these instruments. Cash in the Company’s bank accounts may exceed federally insured limits.

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

Restricted Funds Held for Customers and Payment Service Obligations

Restricted funds held for customers and the corresponding liability of payment service obligations represent funds that are collected from customers for payments to their suppliers. The balance of these obligations may fluctuate from period to period depending on the timing of the period end and the timing of when outstanding payments clear with financial institutions. The Company is registered as a money services business with the Financial Crimes Enforcement Network. Payment service obligations are comprised of outstanding daily transaction liabilities per state regulatory average daily transaction liability report requirements and other unregulated settlements with payees, which do not constitute a regulatory liability event under reporting requirements.

	As of September 30, 2022	As of December 31, 2021
Outstanding Transaction Liabilities	$900,595	$1,210,342
Other unregulated settlements	27,148	32,004
Total payment service obligations	$927,743	$1,242,346

The Company historically transmitted buyer customer funds using a legacy model pursuant to which buyer customer funds are held in trust accounts that are maintained and operated by a trustee pending distribution to suppliers in accordance with instructions provided through the Company’s platform. The Company is not the trustee or beneficiary of the trusts which hold these buyer deposits; accordingly, the Company does not record these assets and offsetting liabilities on its consolidated balance sheets. The Company has largely phased out this model although certain banks that resell our products and services continue to leverage a similar structure. The Company contractually earns interest on funds held for certain buyers. The amount of Company and bank customer funds held in all trust-related accounts was approximately $127,252 and $123,643 as of September 30, 2022 and December 31, 2021, respectively.

The Company has also obtained a money transmitter license in all states which require licensure. This model enables AvidXchange to provide commercial payment services to businesses through its “for the benefit of customer” bank accounts, also known as FBO, that are restricted for such purposes. The restricted funds held for customers are restricted for the purpose of

AvidXchange Holdings, Inc.

Notes to the Unaudited Consolidated Financial Statements

(in thousands, except share and per share data)

satisfying the customer’s supplier obligations and are not available for general business use by the Company. The Company maintains these funds in liquid cash accounts and contractually earns interest on these funds held for customers. These funds are recognized as a restricted cash asset and a corresponding liability is recorded for payments due to their suppliers on the Company’s consolidated balance sheets. Restricted funds held for customers are included in the cash and cash equivalents on the consolidated statements of cash flows. The Company is continuing to work towards fully transitioning to the money transmitter license model.

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

The Company has established a ‘rabbi trust’ that serves as an investment to shadow the deferred compensation plan liability. The assets of the rabbi trust primarily consist of trust-owned life insurance policies which are recorded at cash surrender value and are included in other noncurrent assets. The change in cash surrender value of the life insurance policies in the rabbi trust is recorded in other income (expense) on the Company's unaudited consolidated statements of operations. The assets of the rabbi trust are general assets of the Company and as such, would be subject to the claims of creditors in the event of bankruptcy or insolvency. The related deferred compensation liabilities are included in other long-term liabilities.

The Company has recorded these assets and liabilities at their fair value. In association with this plan, $1,404 and $1,343 were included in other noncurrent assets and $1,540 and $1,387 were included in noncurrent liabilities as of September 30, 2022 and December 31, 2021, respectively, on the Company's unaudited consolidated balance sheets.

Contingent Liabilities

Contingent liabilities require significant judgment in estimating potential losses for legal claims. We review significant new claims and litigation for the probability of an adverse outcome. Estimates are recorded as liabilities when it is probable that a liability has been incurred and the amount of the loss is reasonably estimable. Disclosure is required when there is a reasonable possibility that the ultimate loss will materially exceed the recorded provision. Contingent liabilities are often resolved over long periods of time. Estimating probable losses requires analysis of multiple forecasts that often depend on judgments about potential actions by third parties such as regulators, and the estimated loss can change materially as individual claims develop.

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

New Accounting Pronouncements

Recently Adopted Accounting Standards

On January 1, 2022, the Company elected to recognize forfeitures as they occur as permitted under the guidance in Accounting Standards Update ("ASU") 2016-09, Compensation - Stock Compensation (Topic 718) - Improvements to Employee Share-Based Payment Accounting. Among other things, this ASU permits entities to make an accounting policy election to either estimate forfeitures on share-based payment awards, as previously required, or to recognize forfeitures as they occur. This election resulted in a $629 cumulative effect adjustment to the Company's accumulated deficit as of January 1, 2022.

Accounting Pronouncements Issued but Not Yet Adopted

In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-13, Financial instruments, Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which amends the guidance on the impairment of financial instruments by requiring measurement and recognition of expected credit losses for most financial assets, including trade receivables, and other instruments that are not measured at fair value through net income (the “CECL framework"). The guidance will replace the Company’s current accounts receivable and supplier advances receivable allowance for doubtful accounts methodology with the CECL framework. ASU 2016-13 was effective for public business entities for fiscal years beginning after December 15, 2019. The Company will lose its status as an emerging growth company as of December 31, 2022. Therefore, the guidance will become effective for the Company in the fourth quarter of 2022. The Company is currently evaluating the impact of adopting this guidance on its consolidated financial statements and related disclosures however management believes the balances impacted will be its reserves related to trade accounts receivable, supplier advances receivable and marketable securities.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes which simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. This standard was effective for public business entities for fiscal years, and interim periods within those years, beginning after December 15, 2020. As an emerging growth company, the effective date for the Company is January 1, 2022 for annual reporting periods and January 1, 2023 for interim periods. Early adoption is permitted. Certain amendments of this standard may be adopted on a retrospective basis, modified retrospective basis or prospective basis. The Company is currently evaluating the impact of adopting this guidance; however, the Company does not expect this guidance to materially impact its consolidated financial statements and related disclosures for the annual period ending December 31, 2022.

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

3. Revenue from Contracts with Customers

Disaggregation of Revenue

The table below presents the Company’s revenues disaggregated by type of services performed.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Software revenue	$25,039	$22,345	$73,152	$64,416
Payment revenue	56,645	42,173	154,694	112,793
Services revenue	727	658	2,329	1,935
Total revenues	$82,411	$65,176	$230,175	$179,144

AvidXchange Holdings, Inc.

Notes to the Unaudited Consolidated Financial Statements

(in thousands, except share and per share data)

Contract Assets and Liabilities

The Company’s rights to payments are not conditional on any factors other than the passage of time, and as such, the Company does not have any contract assets. Contract liabilities consist primarily of advance cash receipts for services (deferred revenue) and are recognized as revenue when the services are provided.

The table below presents information on accounts receivable and contract liabilities.

	As of September 30, 2022	As of December 31, 2021
Trade accounts receivable, net	$12,878	$9,797
Payment processing receivable, net	26,838	21,168
Accounts receivable, net	$39,716	$30,965
Contract liabilities	$29,368	$29,880

Significant changes in the contract liabilities balance are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue recognized included in beginning of period balance	$(2,745)	$(1,203)	$(6,220)	$(5,331)
Cash received, excluding amounts recognized as revenue during the period	2,846	14,340	5,708	19,132

The tables below present a summary of changes in the Company’s allowance for doubtful accounts for the nine months ended September 30, 2022 and 2021:

	Accounts Receivable	Supplier Advances
	Allowance	Receivable Allowance
Allowance for doubtful accounts, December 31, 2021	$2,283	$1,105
Amounts charged to contra revenue, cost of revenues and expenses	380	2,100
Amounts written off as uncollectable	-	(2,586)
Recoveries of amounts previously written off	-	864
Allowance for doubtful accounts, September 30, 2022	$2,663	$1,483

	Accounts Receivable	Supplier Advances
	Allowance	Receivable Allowance
Allowance for doubtful accounts, December 31, 2020	$1,769	$1,099
Amounts charged to contra revenue, cost of revenues and expenses	323	750
Amounts written off as uncollectable	(185)	(1,137)
Recoveries of amounts previously written off	-	96
Allowance for doubtful accounts, September 30, 2021	$1,907	$808

Transaction Price Allocated to Remaining Performance Obligations

Transaction price allocated to the remaining performance obligations represents contracted revenue that has not yet been recognized. These revenues are subject to future economic risks including customer cancellations, bankruptcies, regulatory changes and other market factors.

The Company applies the practical expedient in ASC Topic 606, Revenue from Contracts with Customers (“Topic 606”), paragraph 606-10-50-14(b) and does not disclose information about remaining performance obligations related to transaction and processing services that qualify for recognition in accordance with paragraph 606-10-55-18 of Topic 606. These contracts contain variable consideration for stand-ready performance obligations for which the exact quantity and mix of transactions to be processed are contingent upon buyer or supplier request. These contracts also contain fixed fees and non-refundable upfront fees; however, these amounts are not considered material to total consolidated revenue.

The Company’s remaining performance obligation consists of contracts with financial institutions who are using the ASCEND solution. These contracts generally have a duration of five years and contain fixed maintenance fees that are considered fixed price guarantees. Remaining performance obligation consisted of the following:

AvidXchange Holdings, Inc.

Notes to the Unaudited Consolidated Financial Statements

(in thousands, except share and per share data)

	Current	Noncurrent	Total
As of September 30, 2022	$14,919	$22,680	$37,599
As of December 31, 2021	13,339	23,475	36,814

Contract Costs

The Company incurs incremental costs to obtain a contract, as well as costs to fulfill a contract with buyer customers that are expected to be recovered. These costs consist primarily of sales commissions incurred if a contract is obtained, and customer implementation related costs.

The Company utilizes a portfolio approach when estimating the amortization of contract acquisition and fulfillment costs. These costs are amortized on a straight-line basis over the expected benefit period of generally five years, which was determined by taking into consideration customer attrition rates, estimated terms of customer relationships, useful lives of technology, industry peers, and other factors. The amortization of contract fulfillment costs associated with implementation activities are recorded as cost of revenues in the Company's consolidated statements of operations. The amortization of contract acquisition costs associated with sales commissions that qualify for capitalization is recorded as sales and marketing expense, both in the Company’s consolidated statements of operations. Costs to obtain or fulfill a contract are classified as deferred customer origination costs in the Company’s consolidated balance sheets.

The following tables present information about deferred contract costs:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Capitalized sales commissions and implementation costs	$3,935	$3,625	$8,903	$10,025
Amortization of deferred contract costs
Costs to obtain contracts included in sales and marketing expense	1,490	$1,325	$4,168	$3,788
Costs to fulfill contracts included in cost of revenue	1,588	1,404	4,669	4,052

4. Business Combinations

On July 8, 2021, the Company entered into a stock purchase agreement for all of the equity interests of FastPay, a leading provider of payments automation solutions for the media industry. During the nine months ended September 30, 2022, the amount of revenue and expense attributable to FastPay's operations were $8,148 and $5,989, respectively, representing six months of activity that did not include FastPay's results in both comparable periods. Supplemental pro forma revenue and earnings information have not been presented for the nine months ended September 30, 2022 because the effect of this acquisition was not material to the Company's overall operations.

During the nine months ended September 30, 2022, the Company settled a liability for contingent consideration for 2021 performance in the amount of $688 with a cash payment of $344 and the issuance of 20,564 shares of common stock.

During the nine months ended September 30, 2022, the Company did not make any adjustments to the purchase price allocation for FastPay.

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

The following common share equivalent securities have been excluded from the calculation of weighted average common shares outstanding because the effect is anti-dilutive for the periods presented:

AvidXchange Holdings, Inc.

Notes to the Unaudited Consolidated Financial Statements

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
Anti-Dilutive Common Share Equivalents	2022	2021	2022	2021
Convertible redeemable preferred stock	-	111,142,100	-	111,142,100
Convertible common stock	-	2,785,606	-	2,785,606
Stock options	7,306,429	5,310,856	7,306,429	5,310,856
Restricted stock units	7,969,477	2,541,960	7,969,477	2,541,960
Employee stock purchase plan	135,553	-	135,553	-
Warrants	-	704,048	-	704,048
Total anti-dilutive common share equivalents	15,411,459	122,484,570	15,411,459	122,484,570

Basic and diluted net loss per common share is calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Net loss	$(25,371)	$(35,527)	$(76,255)	$(127,552)
Accretion of convertible preferred stock	-	(5,012)	-	(14,417)
Net loss attributable to common stockholders	$(25,371)	$(40,539)	$(76,255)	$(141,969)
Denominator:
Weighted-average common shares outstanding, basic and diluted	198,234,392	57,174,627	197,710,104	54,617,200
Net loss per common share, basic and diluted	$(0.13)	$(0.71)	$(0.39)	$(2.60)

6. Fair Value Measurements

The Company’s financial instruments consist of cash and cash equivalents, trade receivables, assets of the rabbi trust, accounts payable, deferred compensation liabilities, and debt. The carrying amount of cash, trade receivables, and accounts payable approximate fair value due to the short-term maturity. The estimated fair value of long-term debt is based on borrowing rates currently available to the Company for similar debt issues. The fair value approximates the carrying value of long-term debt.

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

AvidXchange Holdings, Inc.

Notes to the Unaudited Consolidated Financial Statements

(in thousands, except share and per share data)

	As of September 30, 2022
Description	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market mutual funds (1)	$158,575	$-	$-	$158,575
Rabbi trust-owned life insurance policies (at cash surrender value) (2)	-	1,404	-	1,404
Total assets	$158,575	$1,404	$-	$159,979

Other long-term liabilities
Deferred compensation (2)	$-	$1,540	$-	1,540
Total liabilities	$-	$1,540	$-	$1,540

	As of December 31, 2021
Description	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market mutual funds (1)	$-	$-	$-	$-
Rabbi trust-owned life insurance policies (at cash surrender value) (2)	-	1,343	-	1,343
Total assets	$-	$1,343	$-	$1,343

Other long-term liabilities
Deferred compensation (2)	$-	$1,387	$-	1,387
Total liabilities	$-	$1,387	$-	$1,387

________________

(1)

Money market funds are classified as cash equivalents in the Company’s unaudited consolidated balance sheets. As short-term, highly liquid investments readily convertible to known amounts of cash with remaining maturities of three months or less at the time of purchase, the Company’s cash equivalent money market funds have carrying values that approximate fair value.

(2)

Fair value of insurance policies represent their cash surrender value based on the underlying investments in the account which is determined based on quoted prices for identical or similar financial instruments in active markets.

7. Marketable Securities

Marketable securities consist of corporate bonds, commercial paper, and U.S. Treasury and agency bonds, and are classified as held-to-maturity. Investments held in marketable securities had contractual maturities of between one and four months as of September 30, 2022. The following presents information about the Company’s marketable securities:

	As of September 30, 2022
Sector	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Financial	$97,276	$-	$(150)	$97,126
Government	-	-	-	-
Industrial	-	-	-	-
Total	$97,276	$-	$(150)	$97,126

The fair value of marketable securities in the Government major security type is classified as a Level 1 in the Company’s fair value hierarchy described in Note 6. The fair values of the remaining major security types are classified as Level 2.

The following table presents information about the Company’s investments that were in an unrealized loss position and for which an other-than-temporary impairment has not been recognized in earnings:

AvidXchange Holdings, Inc.

Notes to the Unaudited Consolidated Financial Statements

(in thousands, except share and per share data)

	As of September 30, 2022	As of December 31, 2021
Aggregate fair value of investments with unrealized losses (1)	$97,126	$-
Aggregate amount of unrealized losses	(150)	-

(1)	Investments have been in a continuous loss position for less than 12 months

The Company's held-to-maturity investments are debt instruments with fixed interest rates. Interest rates have increased in the period subsequent to the purchase of the investments. In general, increasing interest rates decrease the value of fixed rate debt instruments. Management believes the unrealized losses on the Company's held-to-maturity portfolio is primarily driven by increases in interest rates. Management considered the short time to maturity of the investments, quality of the investments, and its intent and ability to hold the investments to maturity and determined the loss to be temporary.

8. Intangible Assets and Goodwill

Intangible Assets

The following table presents information about capitalized software development costs:

	Three Months Ended September 30,		Nine Months Ended September 30,
Capitalized software development costs	2022	2021	2022	2021
Capitalized	$4,264	$4,504	$13,599	$12,582
Amortized	3,251	2,853	8,743	8,116

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

	September 30, 2022
	Weighted Average	Gross	Accumulated
	Useful Life	Amount	Amortization	Net Amount
Internally developed software	3 Years	$81,632	$(56,218)	$25,414
Non-compete	4 Years	6,194	(1,664)	4,530
Customer relationships	9 Years	72,512	(27,259)	45,253
Technology	7 Years	45,791	(25,348)	20,443
Trade name	10 Years	7,747	(1,864)	5,883
Total intangible assets		$213,876	$(112,353)	$101,523

	December 31, 2021
	Weighted Average	Gross	Accumulated
	Useful Life	Amount	Amortization	Net Amount
Internally developed software	3 Years	$68,033	$(47,475)	$20,558
Non-compete	3 Years	2,100	(420)	1,680
Customer relationships	9 Years	69,442	(21,091)	48,351
Technology	7 Years	45,791	(22,329)	23,462
Trade name	10 Years	7,747	(1,343)	6,404
Total intangible assets		$193,113	$(92,658)	$100,455

Total amortization expense associated with identifiable intangible assets was as follows:

AvidXchange Holdings, Inc.

Notes to the Unaudited Consolidated Financial Statements

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Total amortization expense associated with identifiable intangible assets	$6,874	$6,529	$19,695	$17,297

Goodwill

There were no changes in goodwill during the nine months ended September 30, 2022.

9. Leases and Leasing Commitments

Supplemental cash flow information related to the Company’s operating and finance leases was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Financing cash flows for finance leases	$241	$283	$666	$872
Operating cash flows for finance leases	1,460	1,853	4,323	5,537
Operating cash flows for operating leases	505	387	1,520	1,410
Right of use assets obtained in exchange for new lease obligations:
Finance lease liabilities	190	-	689	174
Operating lease liabilities	-	561	2,831	877

The components of lease expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Lease expense	2022	2021	2022	2021
Finance lease expense:
Amortization of right-of-use assets	$615	$815	$1,921	$2,551
Interest on lease liabilities	1,644	2,068	4,896	6,204
Operating lease expense	445	311	1,354	931
Short-term lease expense	168	129	491	168
Variable lease expense	63	189	141	239
Sublease income	-	-	-	(145)
Total lease expense	$2,935	$3,512	$8,803	$9,948

10. Long-Term Debt

Long-term debt as of September 30, 2022 and December 31, 2021:

	As of September 30, 2022	As of December 31, 2021
Term loan facility	$95,000	$95,000
Delayed draw term loan	11,390	9,023
Promissory note payable for land acquisition	23,500	23,500
Total principal due	129,890	127,523
Current portion of promissory note	(4,800)	(4,800)
Unamortized portion of debt issuance costs	(1,895)	(2,843)
Long-term debt	$123,195	$119,880

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

The aggregate amount available to borrow under the 2019 Credit Agreement was $21,157 as of September 30, 2022.

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

From October 1, 2019 through the third anniversary date of the 2019 Credit Agreement, the Company may, on a quarterly basis, borrow under the Interest DDTL to finance up to 4.5% of the interest due on the 2019 Term Loans. For the nine months ended September 30, 2022, the Company borrowed $2,367 under the Interest DDTL at the rates of 10.0% and 10.1%.

The maturity date for the 2019 Term Loans and Interest DDTL is April 1, 2024.

Revolving Credit Facility

Borrowing increments on the 2019 Revolver start at $500, and multiples of $100 in excess of that amount. There was no balance outstanding under the facility as of September 30, 2022 or December 31, 2021. The Company is required to pay a commitment fee of 0.5% per annum with respect to the unused commitment under the 2019 Revolver. The maturity date for the 2019 Revolver is October 1, 2023.

Deferred Financing Costs

The Company has $94 and $164 in deferred financing costs included in other noncurrent assets and deposits, and $1,895 and $2,843 of deferred financing costs associated with the 2019 Term Loans, additional DDTL, and Interest DDTL recorded net of long-term debt as of September 30, 2022, and December 31, 2021, respectively.

Amortization of deferred financing costs was $339 for each of the three months ended September 30, 2022 and 2021, and $1,018 for each of the nine months ended September 30, 2022 and 2021, respectively, which is presented in the consolidated statements of operations as interest expense.

Liquidity and Financial Covenants

The Company’s 2019 Credit Agreement contains certain covenants and restrictions on actions by the Company, including limitations on the payment of dividends. In addition, the 2019 Credit Agreement requires that the Company comply with specified ratios on a monthly basis, including a maximum ratio of debt to recurring revenue and a minimum cash balance requirement. The Company was in compliance with its financial debt covenants as of September 30, 2022.

Land Promissory Note

The Company has two promissory notes executed in connection with the purchase of land parcels and improvements adjacent to its Charlotte, North Carolina headquarters campus. The aggregate outstanding principal amount was $23,500 as of September 30, 2022 and will be paid in four equal annual payments of $4,800 and a final annual payment of $4,300, plus accrued interest at 6.75%.

11. Stockholders’ Equity

The holders of common stock are entitled to one vote for each share.

Authorized Shares

The Company is authorized to issue 1,600,000,000 shares of common stock, $0.001 par value per share, and 50,000,000 shares of preferred stock, $0.001 par value per share.

Common Stock

At September 30, 2022, the Company had reserved a total of 38,293,695 of its 1,600,000,000 shares of common stock for future issuance as follows:

AvidXchange Holdings, Inc.

Notes to the Unaudited Consolidated Financial Statements

(in thousands, except share and per share data)

As of September 30, 2022
Outstanding stock options	7,306,429
Restricted stock units	7,969,477
Available for future issuance under stock award plans	18,432,839
Available for future issuance under employee stock purchase plan	4,584,950
Total common shares reserved for future issuance	38,293,695

Share Issuances

In addition to common stock issued under the Company's stock plans during the nine months ended September 30, 2022, the Company issued 20,564 shares of common stock with a stock price per share of $16.74 for the settlement of contingent consideration related to the FastPay acquisition.

12. Stock-Based Compensation

Upon the adoption of ASU 2016-09 on January 1, 2022, the Company elected to recognize forfeitures as they occur. Previously, the Company estimated forfeitures based on historical experience. The change in accounting policy resulted in the recognition of a cumulative effect adjustment to the Company's accumulated deficit as of January 1, 2022 in the amount of $629.

Stock Plans

The Company maintains its 2021 Long-Term Incentive Plan ("2021 Plan") under which it grants stock awards to its employees, directors and non-employee third parties. On January 1, 2022, the number of shares of common stock available to issue under the 2021 Plan automatically increased by 9,840,242 shares. As of September 30, 2022, the Company had 18,432,839 shares allocated to the 2021 Plan, but not yet issued or granted as an award.

The Company also maintains its 2021 Employee Stock Purchase Plan ("ESPP"), under which eligible employees may purchase the Company’s common stock through accumulated payroll deductions. Options to purchase shares are granted twice a year on or about November 1 and May 1 and are exercisable on or about the succeeding April 30 and October 31, respectively, of each year. Shares are purchased at prices equal to 85% of the fair market value of the Company’s common stock at the lower of the grant date or purchase date. No participant may purchase more than $25 worth of the Company’s common stock in a year. The ESPP's initial purchase period began in January 2022.

Initially, the number of shares of common stock reserved for issuance pursuant to the ESPP was 2,703,452 when it became effective upon the consummation of the Company’s initial public offering. The number of shares of the Company's common stock reserved for issuance under the ESPP automatically increases on January 1 of each year for a period of up to ten years, beginning on January 1, 2022 and continuing through January 1, 2031, by the lesser of (i) 1% of the total number of shares of our common stock outstanding on December 31 of the immediately preceding year or (ii) 2,703,452 shares, provided that before the date of any such increase, our board of directors may determine that such increase will be less than the amount set forth in clauses (i) and (ii). Shares issuable pursuant to the ESPP may be authorized, but unissued, or reacquired shares of our common stock. On January 1, 2022, the number of shares of common stock reserved for issuance under the ESPP increased by 1,968,048. As of September 30, 2022, the number of shares of common stock reserved for issuance under the ESPP was 4,584,950.

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

Stock option activity for the nine months ended September 30, 2022 was as follows:

AvidXchange Holdings, Inc.

Notes to the Unaudited Consolidated Financial Statements

(in thousands, except share and per share data)

	Stock Options
	Number of Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance as of December 31, 2021	5,301,146	$8.25	7.71	$36,853
Granted	2,526,126	8.04
Exercised	(300,110)	2.76
Cancelled	(199,281)	9.99
Expired	(21,452)	2.14
Balance as of September 30, 2022	7,306,429	$8.38	7.74	$10,753
Vested and exercisable	3,068,505	$6.99	6.34	$8,962
Vested and expected to vest	7,303,529	$8.38	7.74	$10,753

As of September 30, 2022, the total unamortized stock-based compensation expense related to the unvested stock options was $14,265, which the Company expects to amortize over a weighted average period of 2.7 years.

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

RSU activity for the nine months ended September 30, 2022 was as follows:

	Restricted Stock Units
	Number of Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Balance as of December 31, 2021	3,476,841	$13.37
Granted	6,629,280	7.88
Released	(1,289,687)	11.58
Cancelled	(830,167)	10.68
Expired	(16,790)	8.04
Balance as of September 30, 2022	7,969,477	$9.30	$67,103

As of September 30, 2022, the total unamortized stock-based compensation expense related to the unvested RSUs was $52,752, which the Company will amortize over a weighted average period of 2.8 years upon satisfaction of the performance condition.

Stock-Based Compensation Expense

Stock-based compensation expense from stock options and RSUs, reduced for actual forfeitures, was included in the following line items in the accompanying consolidated statement of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cost of revenues	$971	$90	$3,026	$230
Sales and marketing	1,190	214	3,421	572
Research and development	2,626	174	6,514	460
General and administrative	3,727	679	10,261	1,847
Total	$8,514	$1,157	$23,222	$3,109

AvidXchange Holdings, Inc.

Notes to the Unaudited Consolidated Financial Statements

(in thousands, except share and per share data)

Employee Stock Purchase Plan

Stock-based compensation expense from the ESPP was $204 and $545 during the three and nine months ended September 30, 2022, respectively. ESPP expense is based on the estimated fair value of the option to purchase shares at a discount and uses grant date inputs including the purchase discount, expected contributions and stock price.

13. Commitments and Contingencies

Letters of Credit

As of September 30, 2022, the Company has an irrevocable standby letter of credit outstanding that acts as collateral with respect to the lease of the Company’s Charlotte corporate headquarters with an availability of approximately $5,953 for which the Company pays a fee of 2% per annum. The letter of credit reduces the borrowing capacity under the 2019 Revolver. It renews annually and expires on December 1, 2023.

Naming Rights

The Company is party to a sponsorship agreement dated July 7, 2018, at its Charlotte corporate headquarters campus which provides full rights to display the Company’s name and logo on signage throughout the venue. The initial term of the agreement is for three years with the ability to extend for five additional 3-year periods. In February 2022, the Company extended the agreement to February 28, 2025. The annual payment for the first year of the renewal period was made in the second quarter of 2022 in the amount of $371 and will increase 2% each year.

14. Related Party Transactions

The Company made payments to entities affiliated with the Company’s CEO for software and consulting services in the amounts of $127 and $152 for the three months ended September 30, 2022 and 2021, respectively, and $520 and $442 for the nine months ended September 30, 2022 and 2021, respectively. Amounts due to these entities were $33 and $0 as of September 30, 2022 and December 31, 2021, respectively. Additionally, the Company made payments to an entity affiliated with one of the members of the Company's board of directors for staffing and non-advisory financial services in the amount of $36 and $146 for the three months ended September 30, 2022 and 2021, respectively, and $128 and $330 for the nine months ended September 30, 2022 and 2021, respectively.

The Company is party to reseller and service agreements with an entity affiliated with another member of the Company's board of directors. Under these agreements, the Company received payments from this entity in the aggregate amount of $3 for the three months ended September 30, 2022 and made no payments. For the nine months ended September 30, 2022, the Company received payments from this entity in the aggregate amount of $7 and made payments to this entity in the aggregate amount of $140.

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

15. Income Taxes

The Company’s effective tax rate for the three and nine months ended September 30, 2022 was less than one percent, primarily as a result of estimated tax losses for the fiscal year-to-date offset by the increase in the valuation allowance in the net operating loss carryforwards. Tax expense includes current tax expense for estimated state income taxes and noncurrent federal taxes related to non-deductibility of goodwill in the future.

16. Subsequent Events

Charitable Contribution

On October 28, 2022, the Company’ board of directors approved the issuance of 165,729 shares of common stock in connection with its pledge agreement executed in 2021. The Company intends to provide annual ongoing grants of 10% of the aggregate 1,657,296 pledged shares reserved for this purpose for a period of ten years, subject in each case to the approval of the

AvidXchange Holdings, Inc.

Notes to the Unaudited Consolidated Financial Statements

(in thousands, except share and per share data)

Company's board of directors. The issuance of these shares of common stock will result in the recognition of expense that will be recorded in general and administrative expense in the fourth quarter of 2022 in an amount equal to the fair value of the shares of common stock on the date the shares are transferred.

Share Issuance

On October 31, 2022, the Company issued 136,459 shares of common stock under its employee stock purchase plan at a purchase price of $7.09 per share representing a 15% discount on the closing price of $8.34 on May 2, 2022 for an aggregate of $967. The purchase price is based on the lower of the fair market value of the Company’s common stock at the grant date or purchase date.

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

Cautionary Note Regarding Forward Looking Statements

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

Overview

AvidXchange was founded in 2000 to serve the AP automation needs of the middle market. In 2012, in response to customer demand for more efficient payment methods, we launched the AvidPay Network. Since 2012, we have had substantial growth, both organic and through a series of strategic acquisitions allowing us to expand in the markets that we serve and enter new ones.

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

We have a highly visible revenue model based on the durability of our buyer relationships and the recurring nature of the revenues we earn. Our revenues are derived from multiple sources, predominantly through software revenue from our buyers and revenue from payments made to their suppliers. The table below represents our revenues disaggregated by type of service performed (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Disaggregation of Revenue:	2022	2021	2022	2021
Software revenue	$25,039	$22,345	$73,152	$64,416
Payment revenue	56,645	42,173	154,694	112,793
Services revenue	727	658	2,329	1,935
Total revenues	$82,411	$65,176	$230,175	$179,144

Software revenue, payment revenue and services revenue are described below in the section titled "Components of Results of Operations."

Impact of Macroeconomic Events

Throughout 2022, we have continued to see the impact of several macroeconomic events on our business and on our buyers and suppliers. These events have included, but are not limited to, the continuing global COVID-19 pandemic including the emergence of new variants, general economic conditions including inflation, fears of a possible recession, ongoing supply chain disruptions, and geopolitical tensions including those resulting from the conflict between Russia and Ukraine. While we are encouraged by indicators in our sales process, the ongoing uncertainty created by these macroeconomic events could continue to have a negative impact on new sales and lead to longer sales cycles. These events have made it and may continue to make it more difficult for us to acquire new buyers and to close new sales opportunities which in turn adversely impacts revenue growth in future periods.

The U.S. economy is also currently experiencing a higher than normal level of inflation. The long term impacts of inflation on the economy and our business are unclear. On the one hand, our revenue could be positively impacted by inflation as the value of our customer's payments could rise, increasing our payment volume and the base on which we earn interchange revenue. Also, inflationary pressure could be a catalyst for sales acceleration associated with increased interest by potential customers in automating back-office processing. Additionally, the Federal Reserve has raised interest rates in an effort to reduce inflation. These rate increases have in turn increased the interest we earn on funds held for buyers, which we recognize as payment revenue. Conversely, the impact of inflationary pressures on the macro economy could slow the spending of our customers and decrease payment volume. Inflation could also negatively impact our operating costs by increasing costs incurred by us to operate our business due to higher costs from our vendors and increased personnel costs, some of which we may not be able to recoup from our customers. The impact of inflation on our business and on our buyers and suppliers in future periods remains highly uncertain, as does the Federal Reserve’s response to these conditions.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	Percentage Change	2022	2021	Percentage Change
Transactions Processed	18,020,165	16,110,540	11.9%	52,191,247	45,990,667	13.5%
Transaction Yield	$4.57	$4.05	12.8%	$4.41	$3.90	13.1%
Total Payment Volume (in millions)	$18,108	$13,998	29.4%	$49,884	$37,001	34.8%

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

Transaction yield

We believe that transaction yield is an important measure of the value of our solutions to buyers and suppliers as we scale. We define transaction yield as the total revenue during a particular period divided by the total transactions processed during such period.

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

Software Revenue

We generate software revenue from our buyers primarily through (i) fees calculated based on the number of invoices and payment transactions processed and (ii) recurring maintenance and SaaS fees. Software revenue is typically billed to and paid by our buyers on a monthly basis. Our software offerings, many of which are built for specific verticals, address the needs of buyers and together they comprise our suite of predominately cloud-based solutions designed to manage invoices and automate the AP function. We generally sign multi-year contracts with buyers and revenue is recognized over the term of the contract. We also receive initial upfront implementation fees and software maintenance fees for ongoing support, which are recognized ratably over the term of the applicable support period.

Payment Revenue

We generate revenue from the payments our buyers make to their suppliers through (i) offering electronic payment solutions to suppliers, (ii) fees charged to suppliers from our invoice factoring product, and (iii) interest on funds held for buyers pending disbursement.

Our electronic payment solutions currently include VCC and an enhanced ACH payment product, or AvidPay Direct, which eliminate paper checks and increase the speed of payment to the supplier. AvidPay Direct also provides suppliers with enhanced remittance data allowing the supplier to reconcile the payment and the underlying invoice. VCC revenues result from interchange fees applied to the spend processed and are recorded net of fees and incentives. AvidPay Direct revenue is based on a per transaction fee that we charge to suppliers that generally includes a cap and is based on the spend per payment and is recorded net of incentives.

Our invoice factoring product, Invoice Accelerator, provides certain suppliers with the opportunity to better manage cash flows and receive payments even faster by allowing suppliers to receive advance payment on qualifying invoices. Revenues are generated on a per transaction basis for each payment that is advanced. We currently fund the purchase of invoices from our balance sheet.

Interest income represents interest received from buyer deposits held during the payment clearing process. We receive interest on funds held through our contractual relationship with our buyers, which we recognize as payment revenue. The rate we earn on buyer funds is difficult to predict in the short and long term and will continue to be impacted by the Federal Reserve’s monetary policy and any adjustments it makes in response to inflation.

Our media payments business includes customers that are involved in political advertising in the U.S. Revenue from these customers is cyclical as it is connected to U.S. election advertising spend which tends to increase during significant election years such as mid-term and presidential elections. In 2022, we experienced growth in our media payments business due to spending associated with the 2022 mid-term elections. Due to the intermittent nature of the U.S. election cycle, we expect a significant decrease in these revenues during fiscal year 2023.

We utilize service providers to process a substantial portion of our payment revenue that is derived from interchange fees earned on payment transactions processed as VCCs. A large percentage of our revenue is processed by a small number of providers. See Note 2 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for disclosures regarding this concentration.

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

Our long-term strategy to transition to public cloud services and decommission on-premise infrastructure hosted in co-located datacenters was substantially completed in the second quarter of 2022.

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

Research and Development

Research and development efforts focus on the development of new products and business intelligence tools or the enhancements of existing products and applications, as well as large scale infrastructure projects that improve the underlying architecture of our technology.

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

We also incur research and development costs attributable to the use of software tools and technologies required to facilitate our research and development activities. Examples of such costs include fees paid to third parties to host lower technical environments and the associated virtual machine ware fees paid to support agile development efforts, and fees paid for software tools and licenses used in quality control testing and code deployment activities.

We expect our research and development expense to increase in absolute dollars but to decrease as a percentage of revenue over the longer term as we are able to efficiently deploy our development resources against a larger revenue base.

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

In the third quarter of 2022, general and administrative expenses also include restructuring costs incurred in connection with a planned reduction of our U.S. workforce. Restructuring costs consist of one-time severance charges to be paid to affected employees. The plan was implemented, and significantly completed, in the third quarter of 2022. We expect to record an insignificant amount of additional restructuring costs related to this plan in the fourth quarter of 2022.

Additionally, in the third quarter of 2022, general and administrative expenses included a benefit related to the resolution of a purchase accounting liability from the FastPay acquisition in 2021.

While we expect our general and administrative expenses to decrease as a percentage of revenue over the longer term, we expect our general and administrative expenses to increase in absolute dollars over the shorter term as we continue to build out our infrastructure to support our operations as a public company, and to support a larger customer base.

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

Income Tax Expense (Benefit)

Income tax expense (benefit) consists of federal and state income taxes.

Results of Operations

The following table sets forth our results of operations for the periods presented (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues	$82,411	$65,176	$230,175	$179,144
Cost of revenues (exclusive of depreciation and amortization expense)	29,890	25,792	86,676	71,343
Operating expenses
Sales and marketing	20,241	16,118	57,928	44,176
Research and development	21,997	15,672	62,176	43,225
General and administrative	24,042	15,564	62,704	45,498
Impairment and write-off of intangible assets	-	-	-	574
Depreciation and amortization	8,365	8,164	24,384	22,334
Total operating expenses	74,645	55,518	207,192	155,807
Loss from operations	(22,124)	(16,134)	(63,693)	(48,006)
Other income (expense)
Interest income	2,031	35	2,906	332
Interest expense	(5,209)	(4,874)	(15,261)	(14,985)
Change in fair value of derivative instrument	-	(14,552)	-	(14,690)
Charge for amending financing advisory engagement letter - related party	-	-	-	(50,000)
Other expenses	(3,178)	(19,391)	(12,355)	(79,343)
Loss before income taxes	(25,302)	(35,525)	(76,048)	(127,349)
Income tax expense	69	2	207	203
Net loss	$(25,371)	$(35,527)	$(76,255)	$(127,552)
Accretion of convertible preferred stock	-	(5,012)	-	(14,417)
Net loss attributable to common stockholders	$(25,371)	$(40,539)	$(76,255)	$(141,969)
Net loss per share attributable to common stockholders, basic and diluted	$(0.13)	$(0.71)	$(0.39)	$(2.60)
Weighted average number of common shares used to compute net loss per share attributable to common stockholders, basic and diluted	198,234,392	57,174,627	197,710,104	54,617,200

Comparison of the Three Months Ended September 30, 2022 and 2021

Revenues

	Three Months Ended September 30,		Period-to-Period Change
	2022	2021	Amount	Percentage
	(in thousands)
Revenues	$82,411	$65,176	$17,235	26.4%

The increase in revenues was largely comprised of an increase in payment revenue of $14.5 million, or 34.3%, driven primarily by increased volume of electronic payments on the AvidPay Network due to addition of new and existing buyer payment transaction volume and an increase in payment yield that resulted, in part, from a rising interest rate environment. Payment transaction volume was positively impacted by media payments associated with political media spend due to the 2022 mid-term elections, which contributed $2.6 million during the third quarter of 2022, an increase of $1.9 million. Payment revenue and payment yield were positively impacted by an increase in interest on funds held for customers as the rate earned on those funds increased during the period due to the Federal Reserve's response to the higher than normal level of inflation in the U.S. economy. Payment revenue for the three months ended September 30, 2022 includes approximately $0.5 million of political media revenue associated with the acquisition of a customer list from PayClearly which closed in January 2022. Software revenue increased by $2.7 million, or 12.1%, primarily driven by increased invoice and payment transaction volume from new and existing customers.

Cost of Revenues

	Three Months Ended September 30,
	2022		2021
		Percentage of		Percentage of	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(in thousands)
Cost of revenues (excluding depreciation and amortization expense)	$29,890	36.3%	$25,792	39.6%	$4,098	15.9%

The increase in cost of revenues (excluding depreciation and amortization expense) in absolute terms was due primarily to an increase in employee costs of $1.8 million, including an increase in stock-based compensation of $0.9 million. We experienced increases in information technology ("IT") infrastructure costs, including cloud hosting fees and software costs, of $1.5 million primarily related to our transition of services from data centers to cloud hosting. Additionally, we experienced increases in invoice and check processing fees of $0.6 million and consulting and contract labor increases of $0.2 million. These increases were partially offset by a decrease of $0.5 million for misdirected payments primarily due to higher costs in the comparable period. An additional increase of $0.3 million was attributable to the impact of deferred implementation costs as amortization costs continue to increase with the addition of new costs and a decrease in the costs deferred compared to the prior year.

Operating Expenses

	Three Months Ended September 30,
	2022		2021
		Percentage of		Percentage of	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(in thousands)
Sales and marketing	$20,241	24.6%	$16,118	24.7%	$4,123	25.6%
Research and development	21,997	26.7%	15,672	24.0%	6,325	40.4%
General and administrative	24,042	29.2%	15,564	23.9%	8,478	54.5%
Depreciation and amortization	8,365	10.2%	8,164	12.5%	201	2.5%

Sales and Marketing Expenses

The increase in sales and marketing expenses in absolute terms was due primarily to an increase of $2.8 million in employee costs (net of capitalized sales commissions), including an increase in stock-based compensation of $1.0 million. We experienced increased travel expenses of $0.3 million as events and sales-related travel increased compared to the low levels we experienced in 2021 due to the global COVID-19 pandemic. We also experienced increases in partner commissions of $0.3 million as well as additional increases of $0.3 million in IT infrastructure and software costs and $0.2 million in recruiting expense.

Research and Development Expenses

Research and development expenses increased primarily due to increased employee costs of $7.2 million as we continue to invest in our platform. The investments in our platform are intended to increase the quality, reliability and efficiency of our technology. The increase in employee costs relates to both headcount and compensation increases and includes increases in stock-based compensation of $2.5 million and an increase in annual bonus accrual of $1.3 million. We experienced additional increases of $0.6 million in IT infrastructure and software costs primarily related to our transition of services from data centers to cloud hosting and an increase in expense associated with capitalization of internally developed software of approximately $0.2 million. These increases were offset, in part, by a $1.4 million decrease in costs associated with engaging consultants and contractors and a reduction in recruiting costs of $0.5 million.

General and Administrative Expenses

The increase in general and administrative expenses in absolute terms is attributable to a $5.8 million increase in employee costs, including an increase in stock-based compensation of $3.1 million and increase in annual bonus accrual of $0.9 million. We also experienced an increase of $1.5 million in professional, accounting, regulatory, and consulting fees and contract labor and an increase in IT infrastructure and software maintenance of $0.5 million. The increases reflect the growth in our business and our transition to operating as a public company. These increases were offset, in part, by a reduction in transaction costs of $0.6 million attributable to deal-related costs incurred in the prior year period, a decrease of $0.4 million from the write off an incentive grant receivable in the prior year period, and a benefit in the current period of $0.3 million from the release of a liability related to the FastPay acquisition which closed in July 2021. An additional increase of $1.6 million is attributable to restructuring costs from the restructuring plan initiated in the third quarter of 2022.

Depreciation and Amortization

Depreciation and amortization increased primarily due to the amortization of intangible assets associated with the acquisition of PayClearly customer assets, which closed in January 2022.

Other Income (Expense)

	Three Months Ended September 30,
	2022		2021
		Percentage of		Percentage of	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(in thousands)
Other Income (Expense)	$(3,178)	(3.9)%	$(19,391)	(29.8)%	$16,213	(83.6)%

Other expense decreased primarily due to an increase in interest income of $2.0 million caused by an increase in interest rates on our cash and investments and a $14.6 million non-cash charge in the prior year period from the change in the net revaluation of a derivative instrument that was settled in connection with our IPO.

Income Tax Expense

	Three Months Ended September 30,
	2022		2021
		Percentage of		Percentage of	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(in thousands)
Income tax expense	$69	0.1%	$2	0.0%	$67	3350.0%

The provision for income taxes relates primarily to state income taxes and noncurrent federal taxes related to the non-deductibility of goodwill in the future.

Stock-based Compensation

All of our RSUs outstanding prior to our IPO in October 2021 contained both service-based and performance-based vesting conditions. The performance-based condition was settled in connection with our IPO. No compensation expense was recognized for RSUs in periods prior to the fourth quarter of 2021.

Comparison of the Nine Months Ended September 30, 2022 and 2021

Revenues

	Nine Months Ended September 30,		Period-to-Period Change
	2022	2021	Amount	Percentage
	(in thousands)
Revenues	$230,175	$179,144	$51,031	28.5%

The increase in revenues was largely comprised of an increase in payment revenue of $41.9 million, or 37.1%, driven primarily by increased electronic payments on the AvidPay Network due to the addition of new and existing buyer payment transaction volume and an increase in payment yield, that resulted, in part, from a rising interest rate environment. Payment transaction volume was positively impacted by media payments associated with political media spend due to the 2022 mid-term elections, which contributed $5.4 million in 2022, an increase of $4.2 million. Payment revenue and payment yield was positively impacted by an increase in interest on funds held for customers as the rate earned on those funds increased during the period due to the Federal Reserve's response to the higher than normal level of inflation in the U.S. economy. Payment revenue for the nine months ended September 30, 2022 includes $8.5 million of payment revenue associated with the acquisition of FastPay from the first six months of 2022 and nine months of revenue from a customer list acquired from PayClearly in January 2022, representing activity during periods in which the comparable periods did not include a contribution from these acquisitions. Software revenue increased by $8.7 million, or 13.6%, primarily driven by increased invoice and payment transaction volume from new and existing customers and the inclusion of $0.2 million of software revenue associated with the acquisition of FastPay which closed in July 2021.

Cost of Revenues

	Nine Months Ended September 30,
	2022		2021
		Percentage		Percentage	Period-to-Period Change
	Amount	of Revenue	Amount	of Revenue	Amount	Percentage
	(in thousands)
Cost of revenues (excluding depreciation and amortization expense)	$86,676	37.7%	$71,343	39.8%	$15,333	21.5%

The increase in cost of revenues (excluding depreciation and amortization expense) was due primarily to an increase in employee costs of $7.1 million, including an increase in stock-based compensation of $2.9 million. This increase includes a $1.0 million impact related to headcount additions from our acquisition of FastPay, which closed in July 2021. We also experienced increases in IT infrastructure costs, including cloud hosting fees and software costs, of $3.2 million primarily related to our transition of services from data centers to cloud hosting. Additionally, we experienced increases in invoice and check processing fees of $1.7 million, consulting and contract labor of $0.5 million, and a $1.3 million increase in the reserve for Invoice Accelerator purchased invoices as we changed our estimate for the recoverability of supplier advance receivables. An additional increase of $1.2 million was attributable to the impact of deferred implementation costs as amortization costs continue to increase with the addition of new costs and a decrease in the costs deferred compared to the prior year. These increases were partially offset by a decrease of $0.3 million for misdirected payments primarily due to higher costs in the comparable period.

Operating Expenses

	Nine Months Ended September 30,
	2022		2021
		Percentage		Percentage	Period-to-Period Change
	Amount	of Revenue	Amount	of Revenue	Amount	Percentage
	(in thousands)
Sales and marketing	$57,928	25.2%	$44,176	24.7%	$13,752	31.1%
Research and development	62,176	27.0%	43,225	24.1%	18,951	43.8%
General and administrative	62,704	27.2%	45,498	25.4%	17,206	37.8%
Impairment and write-off of intangible assets	-	0.0%	574	0.3%	(574)	(100.0)%
Depreciation and amortization	24,384	10.6%	22,334	12.5%	2,050	9.2%

Sales and Marketing Expenses

The increase in sales and marketing expenses was due primarily to an increase of $7.1 million in employee costs (net of capitalized sales commissions), driven by a $1.3 million impact related to headcount additions from the acquisition of FastPay and includes an increase in stock-based compensation of $3.0 million. We experienced increases in marketing costs of $2.4 million and travel expenses of $1.2 million as events and sales-related travel increased compared to the low levels we experienced in 2021 due to the global COVID-19 pandemic. We experienced increases in partner commissions of $0.8 million as well as additional increases in consulting of $0.7 million, recruiting of $0.3 million, and IT infrastructure and software costs of $0.7 million related to our transition of services from data centers to cloud hosting.

Research and Development Expenses

Research and development expenses increased primarily due to increased employee costs of $20.0 million. The investments in our platform are intended to increase the quality, reliability and efficiency of our technology. The increase in employee costs relates to both headcount and compensation increases and includes increases of $1.8 million associated with the acquisition of FastPay, stock-based compensation of $6.3 million, and annual bonus accrual of $2.4 million. We experienced additional increases of $1.4 million in IT infrastructure and software costs and $0.1 million in travel, recruiting and other costs. These increases were offset, in part, by a $1.6 million decrease in costs associated with engaging consultants and contractors and a reduction in expense associated with higher capitalization of internally developed software of approximately $1.0 million.

General and Administrative Expenses

The increase in general and administrative expenses is attributable to a $13.8 million increase in employee costs, including increases in stock-based compensation of $8.5 million and annual bonus accrual of $0.7 million. We also experienced an increase of $2.1 million in professional and consulting fees, contract labor, and insurance costs and a $0.8 million increase in accounting professional fees. The increases reflect the growth in our business and our transition to operating as a public company. The increases in employee costs include $0.2 million associated with the acquisition of FastPay, which closed in July 2021. These increases were offset, in part, by a reduction in transaction costs of $3.4 million attributable to deal-related costs incurred in the prior year period, a decrease of $0.4 million from the write off of an incentive grant receivable in the prior year period, a decrease of $0.3 million in recruiting, and a benefit in the current period of $0.3 million from the release of a liability related to the FastPay acquisition which closed in July 2021. An additional increase of $1.6 million is attributable to restructuring costs from the restructuring plan initiated in the third quarter of 2022. Other increases are attributable to i) facilities costs and rent totaling $1.3 million, of which $0.4 million was attributable to FastPay, ii) bad debt expense of $0.6 million, and iii) IT infrastructure and software costs of $1.4 million.

Impairment and Write-off of Intangible Assets

The impairment and write-off of intangible assets during the nine months ended September 30, 2021 relates to internally developed software projects.

Depreciation and Amortization

Depreciation and amortization increased in absolute terms primarily due to the amortization of intangible assets associated with the acquisitions of FastPay, which closed in July 2021, and media customer assets from PayClearly, which closed in January 2022.

Other Income (Expense)

	Nine Months Ended September 30,
	2022		2021
		Percentage		Percentage	Period-to-Period Change
	Amount	of Revenue	Amount	of Revenue	Amount	Percentage
	(in thousands)
Other Income (Expense)	$(12,355)	(5.4)%	$(79,343)	(44.3)%	$66,988	(84.4)%

Other expense decreased primarily due to an increase in interest income of $2.6 million and a $50 million non-cash charge in the prior year period related to amending a financing advisory agreement with a related party which was settled by issuing common stock. We also had a $14.7 million non-cash charge in the prior year period due to the change in the net revaluation of a derivative instrument that was settled in connection with our IPO.

Income Tax Expense

	Nine Months Ended September 30,
	2022		2021
		Percentage		Percentage	Period-to-Period Change
	Amount	of Revenue	Amount	of Revenue	Amount	Percentage
	(in thousands)
Income tax (benefit) expense	$207	0.1%	$203	0.1%	$4	2.0%

The provision for income taxes relates primarily to state income taxes and noncurrent federal taxes related to the non-deductibility of goodwill in the future.

Stock-based Compensation

All of our RSUs outstanding prior to our IPO in October 2021 contained both service-based and performance-based vesting conditions. The performance-based condition was settled in connection with our IPO. No compensation expense was recognized for RSUs in periods prior to the fourth quarter of 2021.

Liquidity and Capital Resources

We do not currently generate positive cash flow through our operations. We have financed our operations and capital expenditures primarily through sales of common and preferred stock and borrowings under our 2019 Credit Agreement, as defined below, and, more recently, our IPO that was completed in October 2021, which resulted in net proceeds of $621.4 million, including the exercise of the overallotment option and after deducting underwriting discounts and commissions of $40.4 million and offering expenses of approximately $11.8 million. As of September 30, 2022, our principal sources of liquidity are our unrestricted cash and cash equivalents of approximately $411.1 million, marketable securities of approximately $97.3 million and funds available under our existing term loan and revolving credit facilities, which we collectively refer to as the 2019 Credit Agreement. As of September 30, 2022, our unused committed capacity under the 2019 Credit Agreement was $21.2 million comprised of a delayed draw term loan and a revolving commitment.

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

Cash Flows

Below is a summary of our consolidated cash flows:

	Nine Months Ended September 30,
Selected Cash Flow Data:	2022	2021
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(29,864)	$(41,315)
Investing activities	(124,659)	(64,238)
Financing activities	(311,816)	737,192
Net increase in cash and cash equivalents, and restricted funds held for customers	$(466,339)	$631,639

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

Net cash used in operating activities decreased to $29.9 million during the nine months ended September 30, 2022 from $41.3 million during the nine months ended September 30, 2021 due primarily to an increase in revenue and changes in working capital from variations in the timing of receipts from customers and payments to vendors.

Net Cash Used in Investing Activities

Cash used in our investing activities consists primarily of the purchases of marketable securities, purchases of property and equipment, purchases of intangible assets, capitalization of internal-use software, and supplier advances related to our Invoice Accelerator product.

Net cash used in investing activities increased to $124.7 million during the nine months ended September 30, 2022 compared to $64.2 million during the nine months ended September 30, 2021, primarily due to the purchase of marketable securities of $310.0 million as well as the acquisition of the customer list and non-compete agreement in our media payments market and increases in both internal-use software and cash invested in supplier advances, partially offset by the proceeds from the maturity of short-term investments in our portfolio of $213.9 million.

Net Cash (Used in) Provided by Financing Activities

Cash used in and provided by our financing activities consists primarily of changes in restricted buyer fund deposits related to buyer payment transactions, exercise of stock options, principal payments on financing leases, and borrowings under our 2019 Facility (as defined below).

Net cash used in financing activities was $311.8 million during the nine months ended September 30, 2022 compared to cash provided by financing activities of $737.2 million during the nine months ended September 30, 2021, due primarily to variations in the inflows and outflows from payment service obligations of our customers.

Outstanding Debt

Below is a summary of our outstanding debt (in thousands):

	As of September 30, 2022	As of December 31, 2021
Term loan facility	$95,000	$95,000
Delayed draw term loan	11,390	9,023
Promissory note payable for land acquisition	23,500	23,500
Total principal due	129,890	127,523
Current portion of promissory note	(4,800)	(4,800)
Unamortized portion of debt issuance costs	(1,895)	(2,843)
Long-term debt	$123,195	$119,880

Credit Facilities

Our senior secured credit facility, which we refer to as the 2019 Facility, with Sixth Street and KeyBank makes available an aggregate amount of $133.5 million as of September 30, 2022. The 2019 Credit Agreement consists of the following:

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

From October 1, 2019 through the third anniversary date of the 2019 Credit Agreement, we may, on a quarterly basis, borrow under the Interest DDTL to finance up to 4.5% of the interest due on the 2019 term loans. During the nine months ended September 30, 2022, we borrowed $2.4 million at rates of 10.0% and 10.1%.

The maturity date for the 2019 term loans and Interest DDTL is April 1, 2024.

Borrowing increments on the 2019 revolver start at $0.5 million, with multiples of $0.1 million in excess of that amount. There was no balance outstanding under the facility as of September 30, 2022 and December 31, 2021. The maturity date for the 2019 revolver is October 1, 2023. Borrowing availability under the 2019 revolver is reduced by the then current amount of the letter of credit dated October 1, 2019 and issued by KeyBank to secure our obligation to make payments under the lease related to our headquarters building in Charlotte, North Carolina. The current amount of the letter of credit is approximately $6.0 million and increases by approximately $0.1 million on October 1, 2022 and October 1, 2023.

Liquidity and Financial Covenants

Our 2019 Facility contains certain covenants and restrictions on actions, including limitations on the payment of dividends. In addition, the 2019 Facility requires that we comply with specified ratios on a monthly basis, including a maximum ratio of debt to recurring revenue and a minimum cash balance requirement. We were in compliance with our financial debt covenants as of September 30, 2022.

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

Issuances of Common Stock

During the nine months ended September 30, 2022, we issued 20,564 shares of common stock based on a per share price of $16.74, in settlement of contingent consideration related to the FastPay acquisition.

Payment Obligations

We process payments for our customers. As part of our payment product offering we have recorded payment service obligations in our consolidated balance sheets of $927.7 million as of September 30, 2022 and an offsetting asset of restricted funds held for customers. This balance is short-term in nature and represents our obligation to pay our customers' suppliers as directed by our customers.

The Company historically transmitted buyer customer funds using a legacy model pursuant to which buyer customer funds are held in trust accounts that are maintained and operated by a trustee pending distribution to suppliers in accordance with instructions provided through the Company’s platform. The Company is not the trustee or beneficiary of the trusts which hold these buyer deposits; accordingly, the Company does not record these assets and offsetting liabilities on its consolidated balance sheets. The Company has largely phased out this model although certain banks that resell our products and services continue to leverage a similar structure. The Company contractually earns interest on funds held for certain buyers. The amount of Company and bank customer funds held in all trust-related accounts was approximately $127.3 million and $123.6 million at September 30, 2022 and December 31, 2021, respectively. Having obtained a money transmitter license in all states which require licensure, the Company is providing commercial payment services to businesses through its “for the benefit of customer” bank accounts that are restricted for such purposes and is continuing to work towards transitioning away from the legacy trust model.

Contractual Obligations

There were no material changes in our contractual obligations and commitments during the nine months ended September 30, 2022 from the contractual obligations and commitments disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021. See Note 10 of the notes to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information regarding contractual obligations and commitments.

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

Recent Accounting Pronouncements

See Note 2 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted as of September 30, 2022.

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

Our operating cash may be invested in accordance with our cash investment policy. Under that policy, we invest with the objective of preserving capital while optimizing yield. Permissible investments include U.S. Treasury instruments, U.S. Government Agency securities, commercial paper, investment grade corporate bonds and money market funds. During the nine months ended September 30, 2022, we purchased $310.0 million of permissible investments.

Our buyer funds assets are invested with safety of principal, liquidity, and diversification as the primary objectives. Consistent with these objectives, we also seek to maximize interest income and to minimize the volatility of interest income with emphasis on liquidity. Pursuant to our investment policy and subject to applicable law, buyer funds may be invested in U.S. Treasury securities, U.S. Government Agency securities, money market funds that invest in investment grade securities, or other cash equivalents, including certificates of deposit. As of September 30, 2022, all buyer funds have been invested in interest-bearing demand deposit accounts.

We are exposed to interest-rate risk relating to our investment portfolio, which consists principally of interest-bearing demand deposit accounts as well as investments made in accordance with our cash investment policy. We recognize interest earned from buyer funds assets as revenue. We generally do not pay interest to buyers. Factors that influence the rate of interest we earn include the short-term market interest rate environment and the weighting of balances by security type. The annualized interest rate earned on our investment of operating cash and funds held for buyers increased to 0.81% during the first nine months of fiscal year 2022 from 0.45% during fiscal year 2021. Based on current investment practices, an increase in the Federal Funds interest rate of 100 basis points would have changed our interest income in the first nine months of fiscal year 2022 from our investment of operating cash by approximately $3.9 million and our interest on buyer funds assets by approximately $6.5 million based upon the average balances for the first nine months of fiscal year 2022 of $530.1 million in operating cash investments and $859.6 million in buyer funds investments, respectively. In addition to interest rate risks, we also have exposure to risks associated with changes in laws and regulations that may affect buyer fund balances. For example, a change in regulations that restricts the permissible investment alternatives for buyer funds may reduce our interest earned revenue.

We are also exposed to interest-rate risk relating to existing variable rate bank borrowings. As of September 30, 2022 and December 31, 2021, we had outstanding borrowings on variable rate debt of $106.4 million and $104.0 million, respectively. A 100 basis points increase in the variable rate would have resulted in incremental interest expense of $0.8 million during the nine months ended September 30, 2022.

Our interest-rate risk will continue to be impacted by the Federal Reserve’s monetary policy and response to the higher than normal level of inflation in the U.S. economy.

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

Concentration Risk

A substantial portion of our revenue is derived from interchange fees earned on payment transactions processed from VCC service providers. Prior to 2022, our interchange fees were processed primarily through a single provider. To mitigate this concentration risk, we began processing a substantial portion of these transactions through a second provider during 2022. These two VCC providers together represented 54% and 53% of total revenues for the three and nine months ended September 30, 2022, respectively, and 63% of accounts receivable, net as of September 30, 2022.

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

ITEM 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, and as a result of the material weaknesses described below, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2022, our disclosure controls and procedures were not effective at the reasonable assurance level. In light of this fact, our management has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that, notwithstanding the material weaknesses in our internal control over financial reporting, the unaudited consolidated financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q fairly state, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

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

Remediation Plan for Material Weaknesses

As of the date of this Quarterly Report on Form 10-Q we have completed the following steps of our remediation plan.

•
We have hired additional technical accounting resources with public company experience to enhance our accounting and financial reporting function, including a director of accounting within our controllership organization and a tax manager during the third quarter of 2022. In addition to the personnel we have hired, we will continue to engage third-party resources to supplement our resources where needed.
•
We have redesigned and implemented control activities, including controls related to additional management reviews, related to the statement of cash flows.

While we have made significant progress in executing the remediation plan, including the hiring of technical accounting resources and the re-design and implementation of controls, the new resources and controls have not been in place and have not operated for a sufficient period of time as of September 30, 2022.

These material weaknesses will not be considered remediated until the newly designed and implemented controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We expect to perform operating effectiveness testing of the newly designed control activities during the fourth quarter of 2022.

(b) Changes in Internal Control Over Financial Reporting

As described above in the "Remediation Plan for Material Weaknesses" section, there were changes in our internal control over financial reporting that occurred during the most recent fiscal quarter, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Issuer Repurchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Incorporated by Reference (Unless Otherwise Indicated)
Exhibit Number	Description	Form	File	Exhibit	Filing Date

2.1	Agreement and Plan of Merger, dated as of March 4, 2021, by and among AvidXchange Holdings, Inc., AvidXchange Holdings Merger Sub, Inc., and AvidXchange, Inc.	S-1	333-259632	2.1	September 17, 2021
3.1	Restated Certificate of Incorporation of AvidXchange Holdings, Inc.	8-K	001-40898	3.1	October 15, 2021
3.2	Second Amended and Restated Bylaws of AvidXchange Holdings, Inc.	8-K	001-40898	3.1	September 15, 2022
4.1	Form of Common Stock Certificate	S-1/A	333-259632	4.1	October 1, 2021
4.2	Eighth Amended and Restated Investor Rights Agreement, dated July 9, 2021, by and among AvidXchange Holdings, Inc. and certain holders identified therein	S-1	333-259632	10.1	September 17, 2021
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	__	__	__	Filed herewith
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	__	__	__	Filed herewith
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	__	__	__	Furnished herewith
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.	__	__	__	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	__	__	__	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	__	__	__	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	__	__	__	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	__	__	__	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	__	__	__	Filed herewith
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	__	__	__	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AvidXchange Holdings, Inc.

Date: November 3, 2022	By:	/s/ Joel Wilhite
Joel Wilhite
Chief Financial Officer (Authorized Signatory and Principal Financial and Accounting Officer)