Form 10-K
period 2022-12-31
AvidXchange Holdings, Inc.
filed 2023-03-01
CIK 1858257

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐

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

7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant on June 30, 2022 (based on the closing sale price of $6.14 on that date), was approximately $976,257,120. Common stock held by each officer and director and by each person known to the registrant who owned 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 27, 2023, the registrant had 199,466,958 shares of common stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Part III is omitted from this Annual Report on Form 10 K and incorporated by reference to our definitive proxy statement for our 2022 annual meeting of stockholders (“2022 Proxy Statement”), to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, or the Exchange Act. If our 2022 Proxy Statement is not filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10 K, the omitted information will be included in an amendment to this Annual Report on Form 10 K filed not later than the end of such 120-day period.

Auditor Firm Id:	238	Auditor Name:	PricewaterhouseCoopers LLP	Auditor Location:	Charlotte, North Carolina, United States

AvidXchange Holdings, Inc.

Form 10-K

For the Year Ended December 31, 2022

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
•
our expectations regarding macroeconomic events including the continuing global COVID-19 pandemic and the emergence of new variants, inflation, fears of a possible recession, and the Federal Reserve's response to these conditions and geopolitical tensions including the current conflict between Russia and Ukraine;
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
•
our ability to effectively manage the non-payment and default risks associated with the extension of credit to supplier customers;
•
our ability to increase or maintain our revenue and revenue growth rate;
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
•
our ability to successfully enter new markets; and
•
our ability to maintain, protect and enhance our intellectual property and not infringe upon others’ intellectual property.

We caution you that the foregoing list may not contain all of the forward-looking statements made in this Annual Report on Form 10-K. These forward-looking statements are subject to a number of risks, uncertainties, and assumptions and other factors that could cause actual results to differ materially from those stated, including those described in the sections titled “Risk Factors” in Part I, Item 1A and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this Annual Report on Form 10-K, as such factors may be updated in our filings with the Securities and Exchange Commission, (the “SEC"). Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the future events and trends discussed in

i

this Annual Report on Form 10-K may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

You should not rely upon forward-looking statements as predictions of future events. The events and circumstances reflected in the forward-looking statements may not be achieved or occur. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, performance, or achievements. Our forward-looking statements speak only as of the date of this Annual Report on Form 10-K, and we undertake no obligation to update any of these forward-looking statements for any reason after the date of this Annual Report on Form 10-K or to conform these statements to actual results or revised expectations, except as required by law.

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

ii

PART I.

ITEM 1. Business.

General Developments

2022 Year in Review

With a volatile macroeconomic backdrop throughout 2022, we leveraged our investments in our products and services to drive revenue growth while also taking actions to address our operating costs and to be more efficient. We experienced broad-based revenue growth across all our vertical markets including Real Estate, Homeowners Associations ("HOAs"), Construction, Financial Services, and Media Advertising, as well as Emerging, which includes Education, Healthcare, and Social Services.

We introduced new Application Programming Interface (“API”) integrations with AppFolio, Accumatica, Blackbaud Financial Edge NXT®, and QuickBooks Online and entered into new partnerships with Resman and Member Driven Technologies. We launched our AvidXchange “cross border payment” offering at NetSuite’s annual SuiteWorld user conference in Las Vegas, launched our Straight-Through-Process Supplier Offering, and launched our next generation Procurement and Purchase Order Management tools, which include three-way invoice matching capability. We also held our first in-person annual Customer Advisory Board meeting since 2019 (due to Covid) in Charlotte, NC with a group of our most influential customers.

Actions taken to address our operating costs and to be more efficient included the completion of the migration of our infrastructure and hosting from a private cloud to Microsoft’s Azure public cloud, the implementation and completion of a reorganization of our workforce during the third quarter of 2022, the consolidation and repurposing of leased office space within our real estate portfolio, and the entrance into our new Credit Agreement with KeyBank National Association, as administrative agent (the “2022 Credit Agreement,” as fully defined below in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this Annual Report on Form 10-K under the heading “Credit Facilities”), that replaced in its entirety the legacy 2019 Credit Agreement (as defined below in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this Annual Report on Form 10-K under the heading “Credit Facilities”).

We also recognized the first anniversary of our IPO during the fourth quarter of 2022.

Impact of Macroeconomic Events

Throughout 2022, we have continued to see the impact of several macroeconomic events on our business and on our buyers and suppliers. These events have included, but are not limited to, the continuing global COVID-19 pandemic including the emergence of new variants, general economic conditions including inflation, fears of a possible recession, ongoing supply chain disruptions, and geopolitical tensions including those resulting from the conflict between Russia and Ukraine. While we continue to be encouraged by leading indicators in our sales process, the ongoing uncertainty created by these macroeconomic events could continue to have a negative impact on purchasing decisions by certain buyers, new sales and longer sales cycles. These events have made it and may continue to make it more difficult for us to acquire new buyers and to close new sales opportunities which in turn adversely impacts revenue growth in future periods.

The U.S. economy is also currently experiencing a higher than normal level of inflation. The long-term impacts of inflation on the economy and our business remain unclear. On the one hand, our revenue could be positively impacted by inflation as the value of our customer's payments could rise, increasing our payment volume and the base on which we earn interchange revenue. Also, inflationary pressure could be a catalyst for sales acceleration associated with increased interest by potential customers in automating back-office processing. Additionally, the Federal Reserve has raised interest rates in an effort to reduce inflation. These rate increases have in turn increased the interest we earn on funds held for buyers, which we recognize as payment revenue. Conversely, the impact of inflationary pressures on the macro economy could slow the spending of our customers and decrease payment volume. Inflation could also negatively impact our operating costs by increasing costs incurred by us to operate our business due to higher costs from our vendors and increased personnel costs, some of which we may not be able to recoup from our customers. The impact of inflation on our business and on our buyers and suppliers in future periods remains highly uncertain, as does the Federal Reserve’s response to these conditions. We may not see these impacts of inflation in future periods, which could lead to difficulty in comparing our current consolidated financial results to our results in future reporting periods.

Description of Business

Overview

We are a leading provider of accounts payable ("AP") automation software and payment solutions for middle market businesses and their suppliers. Our Software-as-a-Service ("SaaS") based, end-to-end software and payment platform digitizes and automates the AP workflows for more than 8,800 businesses (our buyers) and we have made payments to more than 965,000 supplier customers of our buyers (suppliers) over the past five years. While acquiring new and retaining existing relationships with buyers and suppliers are important to our business, the growth of our business is ultimately dependent upon the number of transactions we process, as well as our total payment volume. We developed our technology platform through years of working to solve our buyers’ unique middle market workflow challenges. We define middle market businesses primarily as companies with between $5 million and $1 billion in annual revenue. Middle market businesses are challenged by their high invoice throughput and complex AP workflows, while they also operate at a small enough scale such that complicated enterprise solutions are cost prohibitive and difficult to implement. Leveraging our domain expertise, we purpose-built a two-sided network that connects buyers and suppliers, drives digital transformation, increases efficiency and accuracy in AP workflows, accelerates payments, enables insight into critical analytics, and lowers operating costs for our buyers.

By integrating with our customers’ middle market oriented accounting and information systems, our platform automates the end-to-end AP workflows for our buyers and enhances the payment experience for our suppliers through the following products and features:

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
•
The AvidPay Network. Our two-sided payments network connects our buyers with their suppliers, enabling invoice payments on behalf of a buyer and according to the supplier’s business rules, payment preferences and remittance data. We support a variety of payment methods depending on the supplier’s preference, including virtual credit card ("VCC"), enhanced automated clearing house ("ACH") (our AvidPay Direct) and physical check, while delivering enhanced remittance data to streamline the reconciliation process.
•
Cashflow Manager. We provide cash management solutions to our supplier network, including tools that provide custom views of invoices and an accelerator feature (our Invoice Accelerator). These additional features, and others in our product pipeline, allow us to both monetize and increase engagement on our two-sided payments network.

We do not have significant customer concentration in our business, with no single customer contributing more than 5% of 2022 revenue and with our top 10 customers contributing less than 10% of revenue in 2022. Our customers operate across a variety of verticals in which we have domain expertise, including real estate, HOAs, construction, financial services (including banks and credit unions), healthcare facilities, social services, education, and media. Certain segments of our customers, particularly the customers we acquired through the FastPay acquisition that focus on political advertising within our media vertical, are subject to seasonal and cyclical trends. In 2022, we processed approximately 70 million transactions representing over $215 billion in spend under management across our platform and, of that spend, we moved $68 billion in total payment volume from our buyers to their suppliers. Spend under management represents the sum of (i) the aggregate dollar amount of payments processed by us, plus (ii) the aggregate dollar amount represented by the total number of invoices processed by us, in each case, during the specified period. As described in more detail in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” we generate revenue from each transaction processed on a per transaction basis and earn interchange revenue from a portion of the total payment volume.

Our Market Opportunity

The business-to-business ("B2B") payments market is evolving and represents an opportunity for digital transformation.

We believe that manual invoice payments processes, with their cost inefficiencies, lack of scalability, inability to accommodate remote work, and susceptibility to fraud present an opportunity for our business.

In addition to providing B2B payments, we believe we can team with our suppliers’ finance organizations to better manage expenses and cash flow. We believe that there is an unmet need in supplier invoice finance. Our solutions help suppliers accelerate invoices for early payment, manage supplier payment preferences, and forecast future cash flows.

Go-To-Market

We sell our solutions through a hybrid go-to-market strategy that includes direct and indirect channels. Our direct sales force leverages their domain expertise in select verticals and over 205 referral relationships with integrated software providers, financial institutions and other partners to identify and attract buyers that would benefit from our AP software solutions and the AvidPay

Network. Our indirect channel includes reseller partners and other strategic partnerships with banks and financial institutions such as our partnerships with Mastercard, through MasterCard’s B2B Hub, which includes Fifth Third Bank and Bank of America, other financial institutions, such as KeyBank, third-party software providers, and technology business partners such as MRI Software, RealPage and SAP Concur. Our referral and indirect channel partnerships provide us greater reach across the market to access a variety of buyers.

Our go-to-market team is core to our growth and continues to evolve with the evolving market and our own internal development of products. We continuously monitor key metrics that measure our sales team and channel sales success, productivity, and efficiency. We maintain long-term customer satisfaction through our relationship management and customer care organization, who provide customer support through multiple avenues of communication including email, phone, chat, and forums.

Our marketing is focused on our ability to serve the middle market, our end-to-end solutions, the value we provide to our customers, and our continued product innovation. Our targeted marketing to the middle market includes both digital and traditional brand campaigns, targeted advertisements, social, thought leadership pieces, trade shows, and webinars.

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
•
Digitize the entire AP workflow. We apply data and SaaS-based software automation to the entirety of the AP workflow and focus on transforming the buyer experience by owning, and enhancing each point of the value chain. Our platform will handle invoice ingestion, whether through paper or electronic means, and replicate that ownership and automation through to payment.
•
Comprehensive, end-to-end AP Automation and payments platform. Our solution provides a single-vendor approach to eliminate paper, streamline workflows and ensure timely and accurate reconciliations and payments. We have spent years building a software and payments platform coupled with hundreds of integrations to vertical-specific middle market accounting and information systems.
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

•
Diverse and deep integration layer. We offer more than 225 integrations with different accounting systems that allow our clients to curate a technology stack tailored to the nuances of their size, scale and vertical. Our “built inside” integrations, many of which are flexible API based integrations, facilitate exchanges of data, driving enhanced user experiences and utility and providing a feature set and level of customization historically reserved only for enterprises.
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

Growth Strategy

Fundamentally, the growth of our business is dependent upon the number of transactions we process, as well as our total payment volume. Key elements of our growth strategy include the following.

•
Win new buyers and their suppliers. We believe the middle market opportunity remains largely underpenetrated. As the number of middle market companies continues to increase and their AP and payment complexity grows, we anticipate demand for our products by new customers to increase. We will continue to invest in our direct and indirect sales channels to increase awareness of our platform, drive sales opportunities, and convert more of our pipeline into customers. We will also continue to grow and scale the number of strategic partnerships we have, providing more opportunities to acquire new customers from our software and bank channels as well as our referral partnerships.

•
Grow with existing buyers and suppliers. We expect to continue to grow with our existing buyer base of over 8,800 businesses. As our buyer base continues to grow and mature, we expect them to continue to increase invoice and payment transaction volume across the AvidXchange platform. In addition, we plan to continue to cross-sell solutions to our existing buyers.
•
Increase conversion of paper checks to electronic payments. As our buyers continue to mature and increase their overall payment transaction volume, we believe there is an opportunity to increase the penetration of electronic payments. As additional buyers and suppliers join our proprietary AvidPay Network, we will continue to build functionality and drive conversion of manual to electronic payments. Our growing supplier density will continue to drive higher monetization rates leading to increased e-payment adoption.
•
Continue to innovate and enhance new products. We will continue leveraging the data and business insights we have accumulated across buyer and supplier transactions to add new innovations and capabilities. Our goal is to create more end-to-end solutions that integrate purchasing and payments workflows. In addition to enhancing products for our buyer customers, we will also continue to use our access to data to build out more offerings for suppliers, including financing solutions.
•
Selectively pursue strategic M&A. We plan to supplement our organic growth by pursuing strategic M&A with an intent to expand into new verticals and horizontal capabilities, capture unmonetized or under-monetized spend, and enhance and expand products and capabilities. We have a track record of acquiring and executing M&A to drive revenue growth, efficiency leverage, and scalability across the organization.
•
Enter new verticals. We believe there is untapped opportunity in the middle market to expand into new and adjacent verticals. We intend to invest in our vertical sales teams across different geographies, execute in-house development to build vertical domain capabilities, increase our number of bank and software partnerships, and expand the number of next-generation API and “built inside” integrations.
•
International expansion. We may in the future expand internationally with an initial focus on Canada and possibly the United Kingdom, and Europe thereafter. We would likely leverage our existing business partner relationships we have already in place in the United States to build our presence worldwide.

Human Capital, Culture, Social Responsibility and Community Initiatives

At AvidXchange, our employees are the core of who we are. In 2022 and beyond, we celebrate our employees and they have recognized our efforts:

•
We have launched the AvidXchange Sabbatical program. Teammates with 10+ years of continued service at AvidXchange can apply to take four weeks of consecutive time away from work outside of other policies and paid time off.
•
We also celebrate tenure through our V-Crew and X-Crew recognition programs. The V-Crew is defined as teammates who have been with AvidXchange for 5+ years. As of 2022, nearly 30% of AvidXchange teammates belong to the V-Crew, and on an annual basis, V-Crew teammates receive a customized V-Crew Award, and Michael Praeger, our Chief Executive Officer and Founder, invites V-Crew teammates to celebrate this milestone with a dinner in their honor. We have extended this recognition to teammates who have been with AvidXchange for 10+ years with our recent creation of the X-Crew.
•
AvidXcellence is our AvidXchange Annual Company-Wide Recognition Program. This program recognizes and rewards the highest performing teammates across the Company. Our highest performing teammates are those who consistently demonstrate exceptional results and are exemplary of our AvidDNA (our culture).
•
With 84 percent of our teammates saying “AvidXchange is a Great Place to Work,” we earned a Top Certification by Great Place to Work®. Great Place to Work® is a global authority on workplace culture, employee experience, and the leadership behaviors proven to deliver market-leading revenue, employee retention and increased innovation. The award is based entirely on what current employees say about their experience working at AvidXchange via a generated survey. AvidXchange overall received high marks from employees on camaraderie and respect; 94 percent of respondents said when you join the Company, you are made to feel welcome.

While we are a technology company by trade, at our core, we are a people company, and that means not only taking care of each other, but those in the communities in which we work and live.

•
We enable our employees who are passionate about giving back to the community, in whatever way is most meaningful to them, with paid volunteer time off. We understand that engaging with our communities and striving to improve the quality of life for our employees and neighbors is an opportunity and a responsibility.

•
We are committed to sharing our resources and time in support of philanthropic efforts. In demonstration of this commitment, on June 24, 2021, our board of directors approved the reservation of 1,657,296 shares of our common stock (representing approximately 1% of our issued and outstanding common stock and common stock equivalents as of June 24, 2021) for future issuance to fund our philanthropic endeavors over a ten-year period, including the potential issuance to a philanthropic partner in connection with the establishment of a donor-advised fund. On October 1, 2021, we executed an agreement with a philanthropic partner to whom we intend to provide annual ongoing grants of 10% of the pledged shares for a period of nine subsequent years, subject in each case to the approval of our board of directors. The latest tranche of our pledge was authorized by our board of directors in the fourth quarter of 2022.
•
We believe in diversity, inclusion and belonging (“DI&B”) and we expect that every employee continues to grow in their engagement journey with DI&B. We create and facilitate experiences for every employee through initiatives and programming currently focused on 8 meet-up groups that foster regular and meaningful exchanges: AAPI - Asian-American and Pacific Islander, AvidPride, BLAC - Black Leadership Alliance Council, DCI – Disability and Chronic Illness, The LatinXers, Parents and Caregivers, Veterans, and Women.

As of December 31, 2022, we had over 1,600 full-time, U.S. based employees. We also engage temporary employees and consultants as needed to support our operations. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We have not experienced any work stoppages and we consider our relations with our employees to be good.

We assess several human capital indicators which are measured regularly, shared monthly among the management team, and factored into our bonus compensation program: Monthly Teammate Engagement Score, Regretted Attrition, and Quality of Hire. We believe that these metrics provide objective assessments on our recruiting, development, and retention efforts by tracking the quality and outcomes of our recruiting efforts, the level of employee satisfaction, and the impacts of our culture initiatives.

Our Monthly Teammate Engagement Score is based on a 20-question survey delivered monthly via a 5-question pulse survey with scores aggregated every 4 months. With 100 out of 100 being a perfect score, our Monthly Teammate Engagement Score was 82 out of 100 at the beginning of 2022 and we ended the year at an 86 out of 100. External benchmarking considers a Teammate Engagement Score of between 83 and 100 to reflect strongly engaged teammates. We believe that strongly engaged teammates are more closely connected to the business, are brand advocates, strive to achieve goals, and have higher retention.

Regretted Attrition represents the annualized number of attritted, regretted teammates over all teammates. Regretted Attrition ended 2022 at 4.3%. We believe that our Regretted Attrition is below external benchmarks and that this score reflects our focus on keeping top talent and the strength of our culture initiatives.

Our Quality of Hire metric measures the percentage of teammates who left the company within their first year of employment. We ended 2022 with a score of 9.29%. We believe that our score is below external benchmarks and reflects that our selection methodologies are aligned between candidate assessment and the role that is being filled.

Our compensation plans and philosophy will be included in our 2023 Proxy Statement, and we intend to provide further disclosures regarding our environmental, social and governance efforts prior to our 2023 Annual Meeting of Stockholders.

Competition

We believe the overall market for AP software and payments solutions is fragmented, competitive and evolving and is marked by rapid change and consolidation due to technological innovations and continued adoption by businesses. Although we expect businesses to continue to adopt AP and payment automation solutions, we often find that we are selling our products and services to potential customers that use a variety of legacy and internally developed solutions, policies, and procedures, and we must be able to convince internal stakeholders that our products and solutions are superior to their existing processes or third-party solutions.

Our current competitors range from fintech companies, such as Bill.com and Coupa Software, and financial institutions to smaller, niche providers of software and services, as well as point solutions provided by enterprise resource planning ("ERP") vendors. We compete with companies that offer comprehensive solutions focused on the entire AP and payment processes and companies that focus only on select portions of these processes such as invoice and bill presentment, document and workflow management, AP and payment processing or accounts receivable. Solutions are also often specifically tailored to industry vertical or customer size making it difficult to expand into new verticals or attract larger or smaller customer types.

Accounting and ERP software providers, financial institutions, payment processing, and other service providers, a number of which we partner with in offering our solutions, may currently offer or develop solutions, acquire third-party solutions or competitors, or enter into strategic relationships that would enable them to expand their solutions to compete more effectively with our products and services. These parties may have access to larger, installed customer bases and may be able to bundle and cross sell competitive solutions with their other services, which may enable them to compete more effectively or provide them with greater pricing and operating flexibility.

Companies that currently focus on providing solutions to enterprise businesses or small-to-medium businesses (“SMBs”) may seek to expand the offering of their solutions to middle market customers which would be more directly competitive with the products and services that we offer. New entrants not currently considered to be competitors may also enter the market through acquisitions, partnerships, or strategic relationships.

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

Regulatory Environment

We operate in a complex and evolving regulatory environment. The manner in which existing laws and regulations are applied or in which new laws and regulations are implemented is often unclear and unpredictable, in particular as such laws and regulations relate to our business in the United States and internationally to the extent we might in the future elect to expand our services outside the United States.

Most states and certain territories in the United States require a license to engage in certain money transmission or payment services. We have procured and maintain money transmitter licenses, or the statutory equivalent, in all of the U.S. jurisdictions that currently require them for our business and we actively work to comply with new license requirements as they arise. These licenses enable us to provide commercial payment services to businesses through AvidXchange, Inc. “for the benefit of customer” bank accounts that are restricted for such purposes and subject us, among other things, to record-keeping requirements, reporting requirements, bonding requirements, limitations on the investment of customer funds, and examination by state regulatory agencies.

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

This aspect of our business, including the collection, use, disclosure, and protection of the information we acquire in connection with our customers’ use of our services, may be subject to certain laws and regulations in the United States. In particular, data privacy and security with respect to the collection, processing, and retention of personal data or Personally Identifiable Information ("PII") continues to be the focus of domestic and worldwide legislation and regulation. In recent years, there have been a number of well-publicized data breaches involving the unauthorized use and disclosure of individuals’ PII. Many U.S. states have responded to these incidents by enacting laws requiring holders of PII to maintain safeguards and to take certain actions in response to a data breach, such as providing prompt notification of the breach to affected individuals and state officials or amending existing laws to expand compliance obligations. Federal laws are also under consideration that may create additional compliance obligations and penalties. Accordingly, we publish our privacy policies and terms of service, which describe our practices concerning the use, transmission, and disclosure of information.

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

Cybersecurity

As referenced above, in the normal course of business, we may collect and store certain sensitive Company information, including proprietary and confidential business information, trade secrets, intellectual property, sensitive third-party information and employee information, and certain personal information. To protect this information, our existing cybersecurity policies require monitoring and detection programs, network security measures, encryption of critical data, and security assessment of vendors. We maintain various protections designed to safeguard against cyberattacks, including firewalls and virus detection software. We have established and test our disaster recovery plan and we protect against business interruption by backing up our major systems. In addition, we periodically scan our environment for any vulnerabilities, perform annual penetration testing and engage third parties to assess effectiveness of our data security practices. In addition, we maintain insurance that includes cybersecurity coverage.

Our cybersecurity program is led by our Chief Information Officer and Chief Information Security Officer. The program incorporates industry-standard frameworks, policies and practices designed to protect the privacy and security of our sensitive information. Our cybersecurity leadership reports to the full board of directors and its audit and risk management committees quarterly on information security and cybersecurity matters, or as needed. For example, the risk committee in conjunction with management and our enterprise risk management team have developed a cybersecurity dashboard, that is updated and reviewed quarterly, with metrics that include detection, response, and recovery measures, security culture scores, and security incident trends. Our board of directors and its committees has oversight responsibility for our information security practices and we believe they collectively have the requisite experience, knowledge, inquisitiveness, and visibility into the design and operation of our information security practices to fulfill this responsibility effectively.

We have implemented policies, standards, and technical controls based on the National Institute of Standards and Technology (NIST) framework with the aim of protecting our networks and applications, to ensure the confidentiality of sensitive information entrusted to us. Our service providers and we, have security measures and programs in place to prevent, detect, and respond to cyber-attacks, security-related incidents, and other similar threats. However, our ability to monitor our vendors’ cybersecurity practices is limited, therefore we cannot guarantee that our measures and programs will prevent a cyber-incident impacting our systems or information.

We continue to evaluate internal systems, process, and controls to identify potential vulnerabilities and mitigate potential loss from cyber-attacks. The goal of this framework is to implement effective operational risk techniques and strategies, minimize operational and fraud losses, and enhance our overall performance. In addition, we have invested, and plan to continue investing, in resources to protect our information security ecosystem against cyber-attacks, other security-related incidents, and data breaches and to investigate and remediate any information security vulnerabilities.

Our cybersecurity program has also focused on companywide training on phishing and other social engineering attacks. Management takes the position cybersecurity is owned company wide as a collective team, not just by the organizations of the

Chief Information Officer and Chief Information Security Officer. Our new security awareness platform was deployed in the first quarter of 2022 to improve awareness through training and more realistic phishing campaigns. Monthly all-hands briefings, updates on metrics, and “tips and tricks” started in the fourth quarter of 2022 to focus on addressing gaps in awareness. Key areas of focus in 2023 will include requiring training for teammates that fail phishing campaigns and encouraging the reporting of phishing to improve resiliency.

Despite the implementation of our cybersecurity program, our security measures cannot guarantee that a significant cyberattack will not occur. A successful attack on our information technology systems could have significant consequences to the business. While we devote resources to our security measures to protect our systems and information, these measures cannot provide absolute security. See “Risk Factors” for additional information about the risks to our business associated with a breach or compromise to our information technology systems.

Research and Development

Our research and development efforts focus on the development of new products and business intelligence tools, enhancements to existing products and applications, and large-scale infrastructure projects that improve the underlying architecture of our technology. We make investments in our technology to maintain and enhance our position as a leading provider of AP automation software and payment solutions for middle market businesses and their suppliers. We leverage emerging technologies and invest in the development of features that meet and anticipate the needs of both buyers and suppliers.

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

As of December 31, 2022, we had several trademark applications and registrations for certain of our logos. We will pursue additional trademark registrations to the extent we believe it would be beneficial and cost effective. We also own several domain names, including www.avidxchange.com.

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

Despite our efforts to protect our intellectual property rights, they may not be respected in the future or may be invalidated, circumvented, or challenged. Our industry is characterized by the existence of a large number of patents, frequent claims and related litigation based on allegations of patent infringement or other violations of intellectual property rights.

We believe that competitors will try to develop products that are similar to ours and that may infringe our intellectual property rights. Our competitors or other third parties may also claim that our solutions infringe upon their intellectual property rights. In particular, some companies in our industry have extensive patent portfolios and are large and established and have greater resources than we do. From time to time, third parties have in the past and may in the future assert claims of infringement, misappropriation, and other violations of intellectual property rights against us or our customers or partners, with whom our agreements may obligate us to indemnify against these claims. Successful claims of infringement by a third party could prevent us from offering certain products or features, require us to develop alternate, non-infringing technology, which could require significant time during which time we could be unable to continue to offer our affected products, require us to obtain a license, which may not be available on reasonable terms or at all, or force us to pay substantial damages, royalties, or other fees. Moreover, our products may incorporate software components licensed to the general public under open-source software licenses. Open-source licenses may grant licensees broad permissions to use, copy, modify, and redistribute our platform. As a result, open-source development and license practices can limit the value of our software copyright assets.

For additional information about our intellectual property and associated risks, see the section titled “Risk Factors — Risks Related to our Business and Industry.”

Available Information

Our principal executive offices are located at 1210 AvidXchange Lane, Charlotte, NC 28206, and our phone number is (800) 560-9305.

We file annual, quarterly and special reports, proxy statements and other information with the SEC. The SEC maintains an Internet website at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including AvidXchange. We maintain an Internet website at www.avidxchange.com. Information found on our website or that can be accessed through our website is neither part of this annual report on Form 10-K nor any other report filed with the SEC. You may obtain a copy of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports free of charge on our Internet website on the earliest practicable date following the filing with the SEC.

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
•
Certain of our customer segments are cyclical.
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
•
Interruptions or delays in the services provided by third-party providers of cloud-based infrastructure and platforms or internet service providers could impair the delivery of our products and services.
•
Future acquisitions, strategic investments, partnerships, collaborations, or alliances could be difficult to identify and integrate, divert the attention of management, disrupt our business, dilute stockholder value, and adversely affect our operating results and financial condition.
•
Failure to effectively develop and expand our sales and marketing capabilities could harm our ability to increase our base of buyers and suppliers and achieve broader market acceptance of our products.

•
We are subject to the payment card network rules and our failure to comply with these rules could harm our business.
•
We have identified a material weakness in our internal control over financial reporting, and if we are not able to remediate this material weakness, identify additional material weaknesses in the future or otherwise fail to design, implement, and maintain an effective internal control over financial reporting, we may be unable to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.
•
Customer funds held by us are subject to market, interest rate, credit, and liquidity risks, as well as general economic and political conditions. The loss of these funds and fluctuations in rates of return could have a material adverse effect on our business, financial condition, and results of operations.
•
Certain of our products and services expose us to credit risk.
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
•
If we fail to offer high-quality customer support, or if our support is more expensive than anticipated, our business and reputation could suffer.
•
Uncertain or weakened economic conditions, including as a result of fears of a recession or an actual recession, a rising interest rate environment, inflation, supply chain disruptions, continuing global COVID-19 pandemic and the emergence of any new variants, and geopolitical tensions including those resulting from the conflict between Russia and Ukraine, have adversely affected and may continue to adversely affect our buyers and suppliers and our business and results of operations.
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
•
Our business, which includes payment services, is subject to extensive government regulation and oversight. Our failure to comply with extensive, complex, overlapping, and frequently changing rules, regulations, and legal interpretations could materially harm our business and noncompliance with such laws can subject us to civil and criminal liability.
•
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
•
We are subject to governmental laws and requirements regarding economic and trade sanctions, export controls, anti-money laundering, and counter-terror financing that could impair our ability to compete in international markets or subject us to criminal or civil liability if we violate them.
•
We are subject to anti-corruption, anti-bribery, and similar laws, and non-compliance with such laws can subject us to criminal or civil liability and harm our business and reputation.
•
Indemnity provisions in various agreements potentially expose us to substantial liability for intellectual property infringement, data protection, and other losses.
•
We could be required to collect additional sales taxes or be subject to other tax liabilities that may increase the costs our customers would have to pay for our offerings and adversely affect our operating results.

•
Our ability to use our net operating losses, or NOLs, to offset future taxable income may be subject to certain limitations.
•
Our 2022 Credit Agreement provides our lenders with a first-priority lien against substantially all of our and our subsidiaries’ assets and personal property, and contains financial covenants and other restrictions on our and our subsidiaries’ actions, which could limit our operational flexibility and otherwise adversely affect our financial condition.
•
If we are unable to effectively document or perfect our ownership over our proprietary technology and intellectual property, our ability to protect our proprietary rights against third parties might be adversely affected.
•
If we are unable to obtain necessary or desirable third-party technology licenses, our ability to develop platform enhancements may be impaired.
•
We use open-source software in our products, which could subject us to litigation or other actions.

Risks Related to Our Business and Industry

We have a history of operating losses and we may not achieve or sustain profitability in the future.

We were incorporated in 2000 and have experienced net losses and negative cash flows from operations since inception. We generated net losses of $101.3 million, $199.6 million and $101.2 million during the years ended December 31, 2022, 2021 and 2020, respectively. We had an accumulated deficit of $971.8 million and $871.9 million as of December 31, 2022 and December 31, 2021, respectively. Our losses reflect the substantial investments we have made in our people, products and services, and technology, and to acquire new buyers and suppliers. While we have experienced significant revenue and transaction volume growth in recent years, we are not certain whether or when we will be able to achieve or maintain profitability in the future.

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

To continue to grow our business, it is important that we continue to attract new buyers and suppliers to use our platform. Our success in adding new buyers depends on numerous factors, including our ability to: (1) offer compelling AP automation products and services and features in the markets and industries we serve, (2) execute our sales and marketing strategy, (3) attract, effectively train and retain new sales, marketing, professional services, and support personnel in the markets we pursue, (4) develop or expand relationships with partners, payment providers, systems integrators, and resellers, (5) expand into new industry verticals, geographies, and market segments, which may require specific product and service features or system integrations that we do not currently provide or have, (6) efficiently onboard new buyers on to our platform, (7) efficiently add more suppliers to our network and continue to drive increased adoption of electronic forms of payment, (8) execute a successful mergers and acquisitions strategy, and (9) provide additional paid services that complement the capabilities of our customers and their partners.

Our ability to increase revenue also depends in part on our ability to retain existing buyers and suppliers, to sell more functionality and to increase product penetration in existing and new buyers and suppliers. Our buyers have no obligation to renew their subscriptions for our solutions after the expiration of their initial subscription period. In addition, some of our buyers can terminate their existing agreements with us prior to the expiration of the current contract terms. Our ability to increase sales to existing buyers depends on several factors, including their experience with implementing and using our platform, their ability to integrate our platform with other technologies, and our pricing model. Suppliers in our network select their preferred method of payment, which may include VCC, ACH, or check, based on their internal business rules, preferences, or perceived value, which may change at any time. Our ability to increase sales to suppliers already in our AvidPay Network depends on several factors, including their experience enrolling in and using our platform, development of new supplier product offerings, and our pricing model.

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

Although we have experienced significant historical revenue and transaction volume growth, we expect that, in the future, as our revenue and transaction volumes increase to higher levels, our growth rates have and may continue to decline over time. Our revenue and transaction volume growth depends on a number of factors, including our ability to:

•
attract and retain buyers and suppliers and grow the AvidPay Network and the number of transactions processed by us and drive the use of our products and services across our customer base;
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
•
manage the impact of current macroeconomic events on our business and on our buyers and suppliers, including but not limited to, the continuing global COVID-19 pandemic and the emergence of new variants, higher inflation and the Federal Reserve’s response to the inflationary environment, fears of a possible recession, ongoing supply chain disruptions, and geopolitical tensions including those resulting from the conflict between Russia and Ukraine;
•
execute a successful mergers and acquisition strategy;
•
enter into new strategic partnerships to continue our business;
•
convince the stakeholders of potential buyers to outsource functions that they have traditionally handled internally; and
•
price our products and services effectively.

Further, the revenue that we derive from our invoice and payment transaction volume is dependent on several factors that we do not control. These factors include the number of invoices and payments our buyers submit through our system, card brand interchange rates and tiers, payment amounts and types, the payment method selected by suppliers in our network, and competitive pricing pressure on products and incentives.

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

The AP and payments markets are highly fragmented and competitive and evolving. As businesses continue to adopt AP and payment automation solutions, we expect existing competitors and new market entrants to offer new and enhanced products and services and we expect the competitive environment to remain intense going forward. We currently compete on several factors, including:

•
product and service features, functionality and quality and system stability which may be highly industry or vertical specific;
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

Companies that currently focus on providing solutions to enterprise businesses or SMBs may seek to expand the offering of their solutions to middle customers which would be more directly competitive with the products and services that we offer. We are continuing to see increased competition in the middle market from competitors going upstream and downstream from their traditional markets and we often compete for customers that are larger or smaller than our typical middle market buyers with service providers that are more established with this customer type. New entrants not currently considered to be competitors may also enter the market through acquisitions, partnerships, or strategic relationships.

While we are continuing to see increased competition from third parties, when we are selling our products and services to potential customers, we believe that we are often competing with internal legacy processes and we must be able to convince internal stakeholders that our products and solutions are superior to these existing processes or other third-party solutions.

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

We processed approximately 70 million transactions for our customers in 2022. We have grown rapidly and seek to continue to grow, and although we maintain risk management processes, our business is always subject to the risk of financial losses as a result of operational errors, software defects, service disruption, third party fraud, employee misconduct, security breaches, credit losses, or other similar actions or errors. Furthermore, for 2018 and throughout 2021, we identified a material weakness in our internal control over financial reporting relating to our reconciliation of funds held for customers. While we remediated this material weakness in 2021, we may experience additional material weaknesses in the future.

As a provider of AP and payment solutions, we collect and transfer funds on behalf of our customers. Software errors in our platform and operational errors by our employees and business partners may also expose us to losses. Moreover, our trustworthiness and reputation are fundamental to our business. As a provider of cloud- based software for complex back-office financial operations, the occurrence of any operational errors, software defects, service disruption, third party fraud, employee misconduct, security breaches, credit losses or other similar actions or errors on our platform could result in financial losses to our business and our customers, loss of trust, damage to our reputation, or termination of our agreements with strategic partners, each of which could result in:

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

We, our strategic partners, our buyers and suppliers, and the third-party vendors and providers of cloud-based infrastructure and data services that we use, obtain and process large amounts of data, including confidential information, along with personal and other data related to our buyers and suppliers and their transactions, as well as other data of the counterparties to their payments. We face risks, including financial risks and risks to our reputation as a trusted brand, in the handling and protection of this data, and these risks will increase as our business continues to expand to include new products and technologies.

Cybersecurity incidents and malicious internet-based activity continue to increase generally, and providers of cloud-based services, including us, financial institutions and other providers of financial services, have frequently been targeted by such attacks. Additionally, we expect to see an increase in cybersecurity incidents and malicious internet-based activity, including events directed by state sponsored entities, such as China, Iran, North Korea, and Russia. These cybersecurity challenges, including threats to our own IT infrastructure or those of our customers or third-party providers, may take a variety of forms ranging from stolen bank accounts, business email compromise, customer employee fraud, supply-chain attacks, ransomware, account takeover, check fraud, or cybersecurity attacks, to “mega breaches” targeted against cloud-based services and other hosted software, which could be initiated by individual or groups of hackers or sophisticated cyber criminals. A cybersecurity incident or breach could result in disclosure of data and intellectual property, or cause production downtimes and compromised data. We have in the past experienced cybersecurity incidents of limited scale such as phishing attempts to compromise employee email and malware. We may be unable to anticipate or prevent techniques used in the future to obtain unauthorized access or to sabotage systems because they change frequently and often are not detected until after an incident has occurred. As we increase our customer base and our brand becomes more widely known and recognized, third parties may increasingly seek to compromise our security controls or gain unauthorized access to our sensitive corporate information or our customers’ data.

We have administrative, technical, and physical security measures in place, and perform periodic penetration tests of our environment. We additionally have policies and procedures in place to contractually require service providers to whom we disclose data to implement and maintain reasonable privacy and security measures. However, if our protection or security measures, or those of the previously mentioned third parties are inadequate or expose vulnerabilities or are breached as a result of third-party action, employee or contractor action or inaction, malfeasance, malware, phishing, hacking attacks, system error, software bugs or defects in our products, trickery, process failure, or otherwise, and, as a result, there is improper disclosure of, or someone obtains unauthorized access to or exfiltrates funds or sensitive information, including PII, on our systems or our partners’ systems, or if we suffer a ransomware or advanced persistent threat attack, or if any of the foregoing is reported or perceived to have occurred, our reputation and business could be damaged. Recent high-profile security breaches and related disclosures of data by large institutions suggest that the risk of such events is significant, even if privacy protection and security measures are implemented and enforced. If sensitive information is lost or improperly disclosed or threatened to be disclosed, we could incur significant costs associated with remediation and the implementation of additional security measures, and may incur significant liability and financial loss, and be subject to regulatory scrutiny, investigations, proceedings, and penalties.

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

We earn a substantial portion of our revenue from VCC and ACH payment transactions paid to suppliers in our network and our growth is dependent upon the continued acceptance, security, and adoption of electronic payment types that result in interchange revenue on the amount of the transactions. During the fiscal year ended December 31, 2022, we earned approximately $198.6 million in revenue from VCC and AvidPay Direct, our ACH product offering, paid through our network.

Although we expect businesses to continue to accept and adopt electronic forms of payment, we do not mandate a specific payment type in our network and the adoption rates of electronic payments in AP transactions could erode or grow more slowly than expected. Suppliers in our network select their preferred method of payment, which may include VCC, ACH, or check, based on their internal business rules, preferences, or perceived value, which may change at any time and which may change in different economic environments such as a recession. Additionally, accounts receivable, or AR, service providers market and sell their AR services to suppliers and groups of supplier types in our network. These service providers may not accept electronic payments and may convert existing suppliers in our network that accept electronic payments to check. Suppliers in our network, and those AR service providers, may, with or without advance notice, prohibit or impose restrictions on the methods we use to provide or deliver electronic payments, including by changing or including restrictions in the terms of use or service of online portals through which we make payments, that we may not be aware of or be able to comply with, seek to negotiate reduced pricing, or charge fees in order to accept electronic payments. Certain suppliers, including, larger enterprise suppliers, industries and verticals are also less inclined to accept electronic forms of payment which may limit our ability to successfully expand into new industries or verticals. We have experienced, and may in the future experience, fluctuations in quarterly revenue resulting from suppliers or AR service providers changing their preferred method of payment in our network or leveraging data to reduce their interchange rates. It also remains unclear whether macroeconomic conditions, including a recession in the United States, or other related factors will impact the acceptance and adoption rates of electronic forms of payment. A significant shift in payment preference from electronic forms of payment to check by suppliers in our network in response to these or other factors could have a material impact on our business.

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

Certain of our customer segments are cyclical.

Certain segments of our customers, particularly the customers that focus on political advertising within our media vertical, are subject to seasonal and cyclical trends. Revenue from these customers is cyclical as it is connected to U.S. election advertising spend which tends to increase during significant election years, such as mid-term and presidential elections. In 2022, we experienced growth in our media payments business due to spending associated with the 2022 mid-term elections. Due to the intermittent nature of the U.S. election cycle, we expect a significant decrease in these revenues during fiscal year 2023. These factors may make it more difficult for us to control or forecast our future operating results and growth. If the assumptions we use to plan our business are incorrect or change, or if we are unable to maintain consistent revenue or revenue growth, it may be difficult to achieve and maintain profitability and the value of our business could be negatively impacted.

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

As we continue to grow and add buyers and suppliers and process additional transactions, and as we sign additional strategic partners, we will need to devote additional resources to improving and maintaining our infrastructure and computer network and to integrating with third-party applications to maintain the performance of our platform. In addition, we will need to appropriately scale our internal business systems and our services organization, including customer support, risk and compliance operations, and professional services, to serve our growing customer base.

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

Interruptions or delays in the services provided by third-party providers of cloud-based infrastructure and platforms or internet service providers could impair the delivery of our products and services.

We host our products and platform principally on a cloud platform leveraging public cloud infrastructure services. Public cloud services are provided by Microsoft Azure, and others which include infrastructure as a service and use a service technologies platform. All products utilize resources operated by us through these providers. Therefore, we depend on these third parties to protect their infrastructure and operations against damage or interruption from natural disasters, power or telecommunications failures, criminal acts, and similar events. We have periodically experienced service disruptions in the past, and we cannot assure you that we will not experience interruptions or delays in our service in the future. If disruptions were to occur, we would have to operate using our disaster recovery plan, as we do not have a fully redundant system for all of our core functions. This could cause substantial disruption in our operations if we were not able to move our main processes in a timely manner to a backup service provider. We may also incur significant costs for using alternative equipment or taking other actions in preparation for, or in reaction to, events that damage the data services we use.

Although we have disaster recovery plans, any incident affecting the infrastructure of our third-party providers that may be caused by fire, flood, severe storm, earthquake, power loss, telecommunications failures, unauthorized intrusion, computer viruses and disabling devices, natural disasters, military actions, terrorist attacks, negligence, and other similar events beyond our control could negatively affect our platform. Any prolonged service disruption affecting our platform for any of the foregoing reasons could damage our reputation with current and potential customers, expose us to liability, cause us to lose customers, or otherwise harm our business. System failures or outages, including any potential disruptions due to significantly increased global demand on certain cloud-based systems, could compromise our ability to perform these functions in a timely manner, which could harm our ability to conduct business or delay our financial reporting.

Our platform is accessed by many customers, often at the same time. As we continue to expand the number of our customers and products available to our customers, we may not be able to scale our technology to accommodate the increased capacity requirements, which may result in interruptions or delays in service. In addition, the failure of cloud service providers, internet service providers, or other third-party service providers to meet our capacity requirements could result in interruptions or delays in access to our platform or impede our ability to grow our business and scale our operations. If our third-party infrastructure service agreements are terminated, or there is a lapse of service, interruption of internet service provider connectivity, or damage to cloud-based infrastructure, we could experience interruptions in access to our platform as well as delays and additional expense in arranging new facilities and services.

Future acquisitions, strategic investments, partnerships, collaborations, or alliances could be difficult to identify and integrate, divert the attention of management, disrupt our business, dilute stockholder value, and adversely affect our operating results and financial condition.

Like we have in the past with our acquisitions of Piracle, Strongroom, Ariett, Entryless, BankTEL, Core Associates, FastPay, and most recently PayClearly, we may in the future seek to acquire or invest in businesses, products, or technologies that we believe could complement or expand our platform, enhance our technical capabilities, or otherwise offer growth opportunities. The pursuit of potential acquisitions may divert the attention of management and cause us to incur various expenses in identifying, investigating, and pursuing suitable acquisitions, whether or not such acquisitions are completed. In addition, we may not successfully identify desirable acquisition targets, or if we acquire additional businesses, we may not be able to integrate them effectively following the acquisition or effectively manage the combined business following the acquisition or achieve our desired synergies. Integration may prove to be difficult due to the necessity of integrating personnel with disparate business backgrounds and who are accustomed to different corporate cultures.

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

Acquisitions could result in lower cash reserves, possible dilutive issuances of equity securities or the incurrence of debt, as well as unfavorable accounting treatment. Any such issuances of additional capital stock may cause stockholders to experience significant dilution of their ownership interests and could cause the per share value of our common stock to decline. In addition, a significant portion of the purchase price of any companies we acquire may be allocated to acquired goodwill and other intangible assets, which must be assessed for impairment at least annually. We also may not generate sufficient financial returns to offset the costs and expenses related to any acquisitions. If our acquisitions do not yield the expected returns, we may be required to take charges to our results of operations based on this impairment assessment process, and our business, operating results and financial condition may suffer.

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

We use Mastercard branded VCCs exclusively, as contractually required by our agreement with Mastercard, in connection with our VCC payment service and we are subject to payment card network operating rules, including the Payment Card Industry Data Security Standard, or PCI-DSS. The payment card networks set and interpret the card operating rules and could adopt new operating rules or interpret or reinterpret existing rules that we or our processors might find difficult or even impossible to follow, or costly to implement. AvidXchange was not previously PCI-DSS compliant, but first obtained its PCI-DSS certification in May 2021. There can be no assurances that AvidXchange will be able to maintain this certification. Failure to maintain this certification, or any prior or future violations of existing or new rules of the payment card network, or increased fees, could result in the revocation of our ability to make payments using VCCs, or such payments could become prohibitively expensive for us or for our customers. If we are unable to make buyer payments to suppliers using VCCs, our business would be adversely affected as we derive a significant portion of our revenue from interchange. We also may seek to introduce other card-related products in the future which may entail additional operating rules.

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

We identified a material weakness in our internal control over financial reporting as of December 31, 2022, and if we are not able to remediate this material weakness, identify additional material weaknesses in the future or otherwise fail to design, implement, and maintain effective internal control over financial reporting, we may be unable to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

We identified certain control deficiencies in our internal control over financial reporting that constituted a material weakness as of December 31, 2022. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. Our evaluation was based on the criteria described in Internal Control — Integrated Framework (2013) by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). This material weakness is as follows:

•
We lack a sufficient complement of personnel with an appropriate level of accounting knowledge, training, and experience to appropriately analyze, record and disclose accounting matters timely and accurately.

This material weakness resulted in material misstatements related to our preferred stock and additional-paid-in-capital accounts, and the classification of cash flows from operating and investing activities as of and for the year ended December 31, 2019, which resulted in the restatement of the 2019 Consolidated Financial Statements, errors identified and corrected in the aforementioned accounts prior to the issuance of financial statements as of and for the annual period ended December 31, 2020 and the quarterly period ended June 30, 2021, and in immaterial misstatements related to our cost of revenues, sales and marketing expense, research and development expense, general and administrative expense, and additional-paid-in-capital accounts, which resulted in the revision of our December 31, 2020 and June 30, 2021 financial statements. Additionally, this material weakness could result in a misstatement of substantially all of our accounts or disclosures would result in a material misstatement to the annual or interim Consolidated Financial Statements that would not be prevented or detected.

To respond to this material weakness, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effect.

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

Customer funds held by us are subject to market, interest rate, credit, and liquidity risks, as well as general economic and political conditions. The loss of these funds and fluctuations in rates of return could have a material adverse effect on our business, financial condition, and results of operations.

We arrange for funds of our customers, including funds that will be remitted to suppliers, to be held in cash or cash equivalents, and these funds may be invested in highly liquid, investment-grade marketable securities and money market securities from time to time. Nevertheless, our customer fund assets are subject to general market, interest rate, credit, and liquidity risks. These risks may be exacerbated, individually or in aggregate, during periods of heavy financial market volatility.

The U.S. economy has also been experiencing a higher than normal level of inflation. The long-term impacts of inflation on the economy and our business are unclear. The Federal Reserve has raised interest rates in an effort to reduce inflation. These rate increases have in turn increased the interest we earn on funds held for buyers, which we recognize as payment revenue. However, the Federal Reserve’s continued response to the inflationary environment remains uncertain, and the cessation of interest rate increases and the potential lowering of interest rates are outside of our control. Slower increases, a halt in increases, or a reduction in interest rates could unfavorably impact our interest revenue and have a material adverse effect on our business, financial condition, and results of operations.

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

In the event of a financial crisis, such as that experienced in 2008 and such as that which has resulted, or may result, from the COVID-19 pandemic, political tensions resulting in economic instability, such as due to military activity or civil hostilities among Russia and Ukraine and the related response, including sanctions or other restrictive actions by the United States and/or other countries, or other similar events, employment levels and interest rates may decrease with a corresponding impact on our business. As a result, we could experience a constriction in the availability of liquidity, which may impact our ability to fulfill our obligations to enable the movement of customer funds to the intended recipients. Additionally, we rely upon certain banking partners and other third parties to originate ACH payments, process checks, execute wire transfers, and issue VCCs, and these banking partners and other third parties could be similarly affected by a liquidity shortage or sanctions or other restrictive actions by governmental agencies, which may further exacerbate our ability to operate our business. Any material loss of or inability to access customer funds could have an adverse impact on our cash position and results of operations, could require us to obtain additional sources of liquidity, and could have a material adverse effect on our business, financial condition, and results of operations.

Certain of our products and services expose us to credit risk.

Certain of our products and services, including our supplier invoice factoring product, expose us to credit risk. Our factoring product allows suppliers to receive advance payment on qualifying invoices. We may not receive payment on these purchased invoices from buyers and may otherwise unable to recoup owed amounts from customers. While the development, release, and timing of any new products remain at the sole discretion of the Company and may be subject to change, we intend to modify and expand this supplier product offering which would expose to additional credit risk. The success of any supplier advance payment product depends, in substantial part, on our ability to effectively manage non-payment and default risks. To manage such risks, we intend to use techniques designed to analyze the businesses’ past purchase and transaction histories, risk models and third-party factoring tools, and other indicators to help predict the risk profile of these buyers and suppliers and make pricing and eligibility decisions accordingly. These techniques may not accurately predict loss rates or provide inputs on risked-adjusted pricing due to inaccurate assumptions, fluctuating market conditions, changes in the macroeconomic environment, or flawed or insufficient transaction history or other data, among other factors. Should credit losses be significant with our supplier advance payment product, our business, financial position, and operating results may be adversely affected.

We depend on banks, bank partners and other third-party service providers to process transactions.

We depend on bank partners and other third-party service providers to process electronic payment transactions and check payments for our customers. We have entered into treasury services agreements and other arrangements with our bank partners and other third-party service providers for payment processing and related services. If these arrangements are terminated for any reason, or if services provided by our bank partners and other third-party service providers are interrupted, we could experience delays, interruptions, and additional costs in processing payments for our customers.

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

We intend to continue to expand and leverage our current strategic partner relationships and to develop new strategic partner relationships to expand our sales and marketing efforts that we believe will allow us to sell and market our services in existing and new markets. Establishing strategic partner relationships, particularly with our financial institution customers and accounting software providers, entails extensive and highly specific upfront sales efforts, with little predictability and various ancillary requirements.

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

We rely on our reputation and recommendations from key buyers and strategic partners in order to promote our platform. The loss of any of our key buyers or strategic partners could have a significant impact on our revenues, reputation and our ability to obtain new customers. Some of our key buyers have the ability to terminate their existing agreements without cause prior to the expiration of the applicable term and our suppliers, including our larger suppliers, are under no obligation to accept payments in a particular format. In addition, acquisitions of our buyers could lead to cancellation of our contracts with those customers by the acquiring companies, thereby reducing the number of our existing and potential customers, or the acquiring buyers may seek to leverage more favorable pricing and terms.

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

Uncertain or weakened economic conditions, including as a result of fears of a recession or an actual recession, a rising interest rate environment, inflation, supply chain disruptions, continuing global COVID-19 pandemic and the emergence of any new variants, and geopolitical tensions including those resulting from the conflict between Russia and Ukraine, have adversely affected and may continue to adversely affect our buyers and suppliers and our business and results of operations.

Our overall performance depends on general economic conditions, which may be challenging at various times. Financial developments seemingly unrelated to us or our industry may adversely affect our buyers and suppliers and us. Domestic and international economies have from time-to-time been impacted by falling demand for a variety of goods and services, tariffs and other trade issues, threatened sovereign defaults and ratings downgrades, restricted credit, threats to major multinational companies, poor liquidity, reduced corporate profitability, volatility in credit, equity and foreign exchange markets, bankruptcies and overall uncertainty. For example, inflationary impacts and fears of a recession have created and may continue to create significant uncertainty in domestic markets and the short and long-term impact of these conditions on our business is highly uncertain at this time.

Domestic and global financial and credit markets have recently experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, rising interest rates, inflation, and uncertainty about economic stability. The financial markets and the global economy may also be adversely affected by the current or anticipated impact of military conflict, including the conflict between Russia and Ukraine, terrorism or other geopolitical events. Sanctions imposed by the U.S. and other countries in response to such conflicts, including the one in Ukraine, may also adversely impact the financial markets and the global economy, and any economic countermeasures by affected countries and others could exacerbate market and economic instability. There can be no assurance that further deterioration in financial and credit markets and confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment or continued unpredictable and unstable market conditions. If the current equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price.

We cannot predict the timing, strength or duration of the current or any future potential economic slowdown in the United States or globally. These conditions have affected our buyers and suppliers and the rate of technology spending generally and could adversely affect our buyers and suppliers’ ability or willingness to use our services and could result in our buyers and suppliers more tightly managing spend and expenses or delaying purchasing which could in turn reduce the number of transactions and value of payments made on our network, any of which could adversely affect our results of operations.

Our risk management efforts may not be effective to prevent fraudulent activities by our customers or their counterparties or third parties, which could expose us to material financial losses and liability and otherwise harm our business.

We offer products and services, including software, that digitize and automate back-office financial operations for a large number of buyers and execute payments to their suppliers. We are responsible for verifying the identity of our buyers and their users, and we monitor transactions for fraud. We and our buyers and our suppliers have been in the past, and will continue in the future to be, targeted by parties who seek to commit acts of financial fraud using techniques such as stolen identities and bank accounts, compromised business email accounts, employee or insider fraud, account takeover, false applications, and check fraud. We may suffer losses from acts of financial fraud committed by our buyers and suppliers and their users, our employees or third-parties.

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

As a licensed money transmitter in various U.S. states and territories, we are subject to a range of restrictions and ongoing compliance obligations under the money transmitter statutes (or their equivalent) administered by the banking departments of the various U.S. states and territories, including requirements with respect to the investment of customer funds, financial recordkeeping and reporting, reconciliation of customer funds, bonding, minimum capital, disclosure, and inspection, audit or examination by regulatory authorities concerning various aspects of our business. In a number of cases, evaluation of our compliance efforts depends on regulatory interpretations that could change over time. In the past, regulators have identified violations or alleged violations of certain statutory and regulatory regimes, and we have been subject to fines, a state consent order and financial penalties by state regulatory authorities due to their interpretation and application of their respective state money transmitter regime to our business model.

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

Although we have a compliance program focused on the laws, rules, regulations, licensing schemes, and industry standards that we have determined apply to our business, and although we continue to prioritize investments in this program, we can make no assurances that our employees or contractors will not violate such laws, rules, regulations, licensing schemes, and industry standards. Any failure or perceived failure to comply with existing or new laws, rules, regulations, licensing schemes, or industry standards (including as a result of any changes to the interpretation or application of the same) may:

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

As we increase our international business, our risks under these laws may increase. Although we currently only maintain operations in the United States, as we increase our international cross-border business and expand operations abroad, we may engage with business partners and third-party intermediaries to market our services and to obtain necessary permits, licenses, and other regulatory approvals. In addition, we or our third-party intermediaries may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities. We can be held liable for the corrupt or other illegal activities of these third-party intermediaries, our employees, representatives, contractors, partners, and agents, even if we do not explicitly authorize such activities; and we cannot assure that all of our employees and agents will comply with applicable anti-corruption and anti-bribery laws and internal policies.

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

As of December 31, 2022, our federal and state NOL carryforwards were $390.4 million and $384.3 million, respectively. The federal NOLs include approximately $139.0 million that may be used to offset up to 100% of future taxable income and the federal and state NOLs started to expire in the calendar year 2020, and will expire in future periods unless previously utilized. The NOL carryforwards subject to expiration could expire unused and be unavailable to offset future income tax liabilities.

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

Our 2022 Credit Agreement provides our lenders with a first-priority lien against substantially all of our and our subsidiaries’ assets and personal property, and contains financial covenants and other restrictions on our and our subsidiaries’ actions, which could limit our operational flexibility and otherwise adversely affect our financial condition.

Our 2022 Credit Agreement contains certain affirmative and negative covenants that restrict our and our subsidiaries’ ability to, among other things (in each case, subject to certain exceptions based on dollar caps or other conditions):

•
incur additional indebtedness;
•
create additional liens on assets;
•
make certain investments;
•
dispose of assets;
•
engage in a merger or other similar transaction;

•
engage in transactions with affiliates;

•
make certain restricted payments, including the payment of dividends in certain limited circumstances; and

•
engage in new businesses, other than our primary B2B accounts payable, invoice, and payments businesses.

The 2022 Credit Agreement also contains financial covenants, measured on a consolidated basis:

•
there must be liquidity (availability under the 2022 Revolver (as defined below), plus unrestricted cash) that is more than the greater of (1) $35 million, and (2) 35% of the Total Commitment Amount (as defined in the 2022 Credit Agreement).
•
as of the end of each quarter, total revenue on a trailing four-quarter basis must be greater than the requirements set forth in the 2022 Credit Agreement.
•
for each period of four consecutive quarters ending on December 31, 2024, and at the end of each fiscal quarter thereafter, Consolidated EBITDA as defined in the 2022 Credit Agreement must not be less than $10 million.

Our or our subsidiaries’ failure to comply with the covenants or payment requirements, or the occurrence of other events specified in our 2022 Credit Agreement, could result in an event of default under the 2022 Credit Agreement, which would give our lenders, in addition to other rights and remedies, the right to terminate their commitments to provide additional loans under the 2022 Credit Agreement and to declare all outstanding loans, together with accrued and unpaid interest and fees and any other outstanding amounts, to be immediately due and payable. In addition, we and our subsidiaries have granted our lenders under the 2022 Credit Agreement first-priority liens against substantially all of our and our subsidiaries’ assets and property as collateral. If the debt under our 2022 Credit Agreement was to be accelerated, we might not have sufficient cash on hand or be able to sell sufficient collateral to repay the obligations then due. In such an event, the lenders under our 2022 Credit Agreement would have the right to, among other remedies, enforce liens against our and our subsidiaries assets and property and seek other judicial and non-judicial enforcement of their rights, any or all of which would likely have an immediate adverse effect on our business and operating results.

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

Natural disasters or other catastrophic events may cause damage or disruption to our operations, international commerce and the global economy, and thus could harm our business. We have a large employee presence in Charlotte, North Carolina and smaller employee groups in areas in and around Los Angeles, California, Houston, Texas, Salt Lake City, Utah, Birmingham, Alabama, and Boston, Massachusetts. In the event of a major earthquake, hurricane or catastrophic event such as fire, power loss, telecommunications failure, vandalism, cyber-attack, war, or terrorist attack, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in our application development, lengthy interruptions in our products, breaches of data security, and loss of critical data, all of which could harm our business, operating results, and financial condition.

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

The COVID-19 outbreak continues to materially impact the U.S. and global economies and the emergence of new variants could have a material adverse impact on our employees, customers and strategic partners. A pandemic, including COVID-19 or other public health epidemic, poses the risk that we or our employees, customers and other partners may be prevented from conducting business activities for an indefinite period of time, including due to spread of the disease within these groups or due to shutdowns that may be requested or mandated by governmental authorities. The COVID-19 pandemic and mitigation measures have also had an adverse impact on global economic conditions which could have an adverse effect on our business and financial condition. The extent to which the COVID-19 pandemic, or any other outbreak of an epidemic disease, impacts our results will depend on future developments that are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of the virus and the actions to contain its impact.

We cannot accurately forecast the potential impact of additional outbreaks, the impact of government restrictions that are implemented in response to new outbreaks, or the impact on the ability of our buyers and suppliers to remain in business, each of which could continue to have an adverse impact on our business. Due to the uncertainty of the COVID-19 pandemic, we will continue to assess the situation market-by-market.

The COVID-19 pandemic may also continue to adversely impact our operations, our employees and our productivity and the operations of our customers and our strategic partners. The disruption caused by the future outbreaks may negatively impact our ability to meet customer demand and our revenue and profit margins and we may experience delays or changes in customer demand, particularly if customer funding priorities change.

In addition, the disruption and volatility in the global and domestic capital markets caused by the pandemic may increase the cost of capital and limit our ability to access capital.

Both the health and economic impacts of the pandemic, and the future course of each, remain uncertain. For these reasons and other reasons that may come to light if the COVID-19 pandemic, or any other public health epidemic, and the associated protective or preventative measures expand, we may experience a material adverse impact on our business operations, revenues and financial condition; however, its ultimate impact is highly uncertain and subject to change. Further, to the extent the COVID-19 pandemic or any other outbreak of an epidemic disease adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in this section.

The increasing focus on environmental sustainability and social initiatives could increase our costs, harm our reputation and adversely impact our financial results.

There has been increasing public focus by investors, environmental activists, the media and governmental and nongovernmental organizations on a variety of environmental, social and other sustainability matters. We may experience pressure to make commitments relating to sustainability matters that affect us, including the design and implementation of specific risk mitigation strategic initiatives relating to sustainability. If we are not effective in addressing environmental, social and other sustainability matters affecting our business, or setting and meeting relevant sustainability goals, our reputation and financial results may suffer. In addition, we may experience increased costs in order to execute upon our sustainability goals and measure achievement of those goals, which could have an adverse impact on our business and financial condition.

In addition, this emphasis on environmental, social and other sustainability matters has resulted and may result in the adoption of new laws and regulations, including new reporting requirements. If we fail to comply with new laws, regulations or reporting requirements, our reputation and business could be adversely impacted.

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

In order to protect our intellectual property rights, we may be required to spend significant resources to monitor and protect these rights. Litigation may be necessary in the future to enforce our intellectual property rights and to protect our intellectual property. Litigation brought to protect and enforce our intellectual property rights could be costly, time-consuming and distracting to management and could result in the impairment or loss of portions of our intellectual property. Furthermore, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims and countersuits attacking the validity and enforceability of our intellectual property rights. An adverse determination of any litigation proceedings could put our intellectual property at risk of being invalidated or interpreted narrowly and could put our related patents, patent applications and trademark filings at risk of not being issued or being cancelled. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential or sensitive information could be compromised by disclosure in the event of litigation. Our inability to protect our proprietary technology against unauthorized copying or use, as well as any costly litigation or diversion of our management’s attention and resources, could delay further sales or the implementation of our platform, impair the functionality of our platform, delay introductions of new functionality to our platform, result in our substituting inferior or more costly technologies into our platform, or injure our reputation. We will not be able to protect our intellectual property if we are unable to enforce our rights or if we do not detect unauthorized use of our intellectual property. Moreover, policing unauthorized use of our technologies, trade secrets and intellectual property may be difficult, expensive and time-consuming, particularly in foreign countries where the laws may not be as protective of intellectual property rights as those in the United States and where mechanisms for enforcement of intellectual property rights may be weak. If we fail to meaningfully protect our intellectual property and proprietary rights, our business, operating results and financial condition could be adversely affected.

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
•
additional shares of our common stock being sold into the market by us or our existing stockholders, or the anticipation of such sales;
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
•
general economic conditions including inflation, fears of a possible recession, and ongoing supply chain disruptions;
•
geopolitical tensions including those resulting from the conflict between Russia and Ukraine and the related response, including sanctions or other restrictive actions, by the United States and/or other countries; and
•
other events or factors, including those resulting from COVID-19 and the emergence of new variants, domestic political conditions, election cycles, war or incidents of terrorism, or responses to these events.

In addition, extreme price and volume fluctuations in the stock markets have affected and continue to affect many technology and finance services companies’ stock prices. Stock prices often fluctuate in ways unrelated or disproportionate to a company’s operating performance. In the past, stockholders have filed securities class action litigation following periods of market volatility. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from our business and seriously harm our business.

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

The price of our common stock could decline if there are substantial sales of our common stock, particularly sales by our directors, executive officers, and significant stockholders. We had a total of 199,466,958 shares of our common stock outstanding as of February 27, 2023.

Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur could cause the market price of our common stock to decline or make it more difficult for you to sell your common stock at a time and price that you deem appropriate and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that sales, or the perception that our shares may be available for sale, will have on the prevailing market price of our common stock.

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

In addition, we have filed a registration statement to register shares reserved for future issuance under our equity compensation plans. Subject to the satisfaction of applicable exercise periods, the shares issued upon exercise of outstanding stock options or settlement of outstanding restricted stock units (“RSUs”) will be available for immediate resale in the United States in the open market.

We may require additional capital to support the growth of our business, and this capital might not be available on acceptable terms, if at all.

We have funded our operations to date primarily through equity financings, secured debt, sales of our products and services, and transaction fees. We cannot be certain when or if our operations will generate sufficient cash to fully fund our ongoing operations or the growth of our business. Additionally, we expect to continue to invest heavily in our business and expend substantial financial and other resources on:

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

We have never declared or paid any cash dividends on our capital stock, and we do not intend to pay any cash dividends in the foreseeable future. In addition, our 2022 Credit Agreement contains restrictions on our ability to pay cash dividends on our capital stock. Any determination to pay dividends in the future will be at the discretion of our board of directors. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investments.

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
•
restrict the forum for certain litigation against us to Delaware and enable the Company to initiate an action against a stockholder to enforce this exclusive forum requirements should the stockholder sue, or threaten to sue, in another jurisdiction;
•
establish advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted upon by stockholders at annual stockholder meetings;
•
require the stockholder proposing business or nominating directors to provide additional information about the stockholder’s ownership of securities in the Company (including ownership of derivative securities) and about any material litigation, relationships and interests in material agreements with or involving the Company;
•
require the stockholder to provide additional information regarding any candidate the stockholder proposes to nominate for election as a director, including all information with respect to such nominee that would be required to be set forth in a stockholder’s notice if such nominee were a stockholder delivering such notice and a description of any direct or indirect material interest in any material contract or agreement between or among the nominating stockholder and each nominee or his or her respective associates; and
•
require the stockholder, proposing business, to provide additional information regarding the proposed business and any related agreements between the stockholder and any other beneficial holder and to provide a representation that such stockholder intends, or is part of a group which intends, to deliver a proxy statement or form of proxy to holders of at least the percentage of the Company’s outstanding capital stock required to carry the proposal (or otherwise solicit proxies from stockholders in support of such proposal).

In addition, as a licensed money transmitter, we are subject to a complex regulatory framework, at both the state and federal level. Most, if not all, states require that the state regulator be notified of a change in control of the licensed entity, and many states require prior notice and approval of a change in control. While the definition of control varies by state, some states consider the acquisition of 10% of a licensed entity’s outstanding securities by an investor (or group of affiliated investors) to constitute a change in control.

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

We are required to comply with the SEC’s rules including implementing effective processes and internal control over financial reporting to comply with the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the listing requirements of the Nasdaq Stock Market and other applicable securities rules and regulations. Compliance with these rules and regulations increases our legal and financial compliance costs, makes some activities more difficult, time consuming, or costly, and increases demand on our systems and resources, particularly as we are no longer an emerging growth company. The Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and operating results. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting.

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

We are also required, pursuant to Section 404, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. Effective internal control over financial reporting is necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, is designed to prevent material misstatements due to fraud or error. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could cause us to fail to meet our reporting obligations. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

This assessment must include disclosure of any material weaknesses identified by our management in our internal control over financial reporting, as well as a statement that our independent registered public accounting firm has issued an opinion on the effectiveness of our internal control over financial reporting. An independent assessment of the effectiveness of our internal controls could detect problems that our management’s assessment might not. Undetected material weaknesses in our internal control over financial reporting could lead to financial statement restatements and require us to incur the expense of remediation.

We are required to disclose material changes made in our internal control over financial reporting on a quarterly basis. We may need to undertake various actions, such as implementing new internal controls and procedures and hiring additional accounting or internal audit staff.

If we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an unqualified opinion on the effectiveness of our internal control, including as a result of the material weakness described above, we could lose investor confidence in the accuracy and completeness of our financial reports, which could cause the price of our common stock to decline, and we may be subject to investigation or sanctions by the SEC. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the Nasdaq exchange.

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

We have 199,466,958 shares of common stock outstanding as of February 27, 2023 and our restated certificate of incorporation authorizes us to issue 1.6 billion shares of common stock and 50 million shares of preferred stock. Our board of directors will have the authority to determine the preferences, limitations and relative rights of the shares of preferred stock and to fix the number of shares constituting any series and the designation of such series, without any further vote or action by our stockholders.

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

As of February 27, 2023, we have reserved 28,112,909 shares of common stock for issuance under the Company's 2021 Long-Term Incentive Plan (the “2021 Plan”), which amount is increased by shares subject to outstanding awards under our previous equity incentive plans that expire, are forfeited, or otherwise terminate, are settled in cash or are reacquired or withheld (or not issued) to satisfy a tax withholding obligation or the purchase or exercise price. The number of shares of common stock that will be reserved for issuance under our 2021 Plan will automatically increase on January 1 of each year by the lesser of (i) 5% of the total number of shares of our common stock outstanding on December 31 of the immediately preceding year or (ii) 18,023,020 shares. Any common stock that we issue, including under our current equity incentive plans or other equity incentive plans that we may adopt in the future, would dilute the percentage ownership held by the owners of our common stock. We have filed a registration statement on Form S-8 under the Securities Act, to register shares of our common stock or securities convertible into or exchangeable for shares of our common stock issued pursuant to our current equity incentive plans, including our 2021 Plan and our employee stock purchase plan. Any such Form S-8 registration statements will automatically become effective upon filing. Accordingly, shares issued under such plans will be available for sale in the open market.

ITEM 1B. Unresolved Staff Comments.

None.

ITEM 2. Properties.

We lease our approximately 201,000 square foot built to suit corporate headquarters in Charlotte, North Carolina pursuant to a lease with an initial term that expires in 2032.

We have additional offices in Los Angeles, California, Sandy, Utah, Houston, Texas, and Birmingham, Alabama, and we have coworking space in Somerset, New Jersey and Marshfield, Massachusetts. In December 2021, we acquired a building that we were previously leasing comprised of approximately 60,000 square feet of office space that we use as flex space and to support our operations and additional real estate parcels that are adjacent to our corporate headquarters. We may further expand our facilities capacity as our employee base grows and we own approximately 17.1 acres of land adjacent to our current headquarters for future expansion.

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

Holders of Record

As of February 27, 2023, we had 282 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, as the number of record holders does not account for the number of stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees.

Dividend Policy

We have not declared any cash dividends since becoming a public company. We currently intend to retain any future earnings to finance the growth and development of the business and, therefore, do not anticipate paying any cash dividends in the foreseeable future. In addition, our ability to pay dividends is restricted by the 2022 Credit Agreement, as discussed in Item 1A “Risk Factors,” Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 11 "Long-term Debt" of the Notes to Consolidated Financial Statements contained within this Annual Report. Any future determination to pay cash dividends will be at the discretion of our board of directors and will be dependent upon our future financial condition, results of operations and capital requirements, general business conditions and other relevant factors as determined by our board of directors.

Recent Sales of Unregistered Securities; Use of Proceeds

Recent Sales of Unregistered Securities

The following sets forth information regarding all unregistered equity securities sold in the three months ended December 31, 2022:

•
On November 15, 2022, we transferred the second installment of 165,729 shares of common stock to a philanthropic partner, Foundation for the Carolinas and its affiliate Community Investments Foundation, as a charitable contribution in connection with an agreement between the parties dated October 1, 2021. Pursuant to this agreement we intend to provide annual ongoing grants of 10% of the pledged shares for a period of ten years, subject in each case to the approval of our board of directors.

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

This chart compares the cumulative total return on our common stock with that of the Russell Mid Cap Index, S&P 400 Information Technology Index, Russell 2000 Index, and Russell 3000 Index. The chart assumes $100 was invested at the close of market on October 13, 2021, in the common stock of AvidXchange Holdings, Inc., Russell Mid Cap Index, S&P 400 Information Technology Index, Russell 2000 Index, and Russell 3000 Index, and assumes the reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

Comparison of Cumulative Total Return

$120
$110
$100
$90
$80
$70
$60
$50
$40
$30
$20
$10
$0
10/13/2021
12/31/2021
3/31/2022
6/30/2022
9/30/2022
12/31/2022
AvidXchange Holdings, Inc.
Russell Mid Cap Index
S&P 400 Information Technology Index
Russell 2000 Index
Russell 3000 Index

	Base Period
Company / Index	10/13/2021	12/31/2021	3/31/2022	6/30/2022	9/30/2022	12/31/2022
AvidXchange Holdings, Inc.	$100.00	$60.38	$32.28	$24.62	$33.76	$39.86
Russell Mid Cap Index	$100.00	$103.68	$97.43	$80.68	$77.58	$84.34
S&P 400 Information Technology Index	$100.00	$105.39	$96.76	$78.13	$76.35	$83.38
Russell 2000 Index	$100.00	$100.15	$92.34	$76.18	$74.25	$78.56
Russell 3000 Index	$100.00	$107.29	$101.27	$84.02	$79.95	$85.32

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

Overview

AvidXchange was founded in 2000 to serve the AP automation needs of the middle market. In 2012, in response to customer demand for more efficient payment methods, we launched the AvidPay Network. We are now a leading provider of AP automation software and payment solutions for middle market businesses and their suppliers. Our SaaS-based, end-to-end software and payment platform digitizes and automates the AP workflows for more than 8,800 businesses (our buyers) and we have made payments to more than 965,000 supplier customers of our buyers (suppliers) over the past five years. While acquiring new and retaining existing relationships with buyers and suppliers are important to our business, the growth of our business is ultimately dependent upon the number of transactions we process, as well as our total payment volume. We developed our technology platform through years of working to solve our buyers’ unique middle market workflow challenges. Leveraging our domain expertise, we purpose-built a two-sided network that connects buyers and suppliers, drives digital transformation, increases efficiency and accuracy in AP workflows, accelerates payments, enables insight into critical analytics, and lowers operating costs for our buyers.

Our platform was purpose-built for the middle market based on our desire to deal with the business process complexities of our initial customers. We believe we have become a strategic platform for our customers’ CFOs, treasurers and finance teams by digitally transforming how they receive, manage and pay their bills. Supported by integrations to our customers’ middle market-oriented accounting and information systems, our platform automates the end-to-end AP workflows for our buyers and enhances the payment experience for our suppliers. We provide a SaaS-based solution automating and digitizing the capture, review, approval and payment of invoices for our buyers. Our two-sided payments network then connects our buyers with their suppliers, enabling invoice payments on behalf of a buyer and according to the supplier’s business rules, payment preferences and remittance data. We support a variety of payment methods depending on the supplier’s preference, including VCC, enhanced ACH (our AvidPay Direct) and physical check, while delivering enhanced remittance data to streamline the reconciliation process. Finally, we provide cash management solutions to our supplier network that include tools that provide custom views of invoices and an accelerator feature (our Invoice Accelerator). These additional features, and others in our product pipeline, allow us to both monetize and increase engagement on our two-sided payments network.

Our customers operate across a variety of verticals in which we have domain expertise, including real estate, HOAs, construction, financial services (including banks and credit unions), healthcare facilities, social services, education, and media. Certain segments of our customers, particularly the customers we acquired through the FastPay acquisition that focus on political advertising within our media vertical, are subject to seasonal and cyclical trends. In 2022, we processed approximately 70 million transactions representing over $215 billion in spend under management across our platform and, of that, moved $68 billion in total payment volume from our buyers to their suppliers. Spend under management represents the sum of (i) the aggregate dollar amount of payments processed by us, plus (ii) the aggregate dollar amount represented by the total number of invoices processed by us, in each case, during the specified period. As described in more detail below, we generate revenue from each transaction processed on a per transaction basis and earn interchange revenue from a portion of the total payment volume.

Our Business and Revenue Model

We sell our solutions through a hybrid go-to-market strategy that includes direct and indirect channels. Our direct sales force leverages their domain expertise in select verticals and over 205 referral relationships with integrated software providers, financial institutions and other partners to identify and attract buyers that would benefit from our AP software solutions and the AvidPay Network. Our indirect channel includes reseller partners and other strategic partnerships such as Mastercard, through MasterCard’s B2B Hub, which includes Fifth Third Bank and Bank of America, and other financial institutions, such as KeyBank, and third-party software providers such as MRI Software, RealPage and SAP Concur. Our referral and indirect channel partnerships provide us greater reach across the market to access a variety of buyers.

One of the ways that we evaluate our revenue model is by looking at our net transactions processed retention rate. We calculate the net transactions processed retention rate for a current period by dividing the (i) number of total transactions processed for customers in the comparable prior period by (ii) the number of total transactions processed for the same customers in the current period. Accordingly, the net transactions processed retention rate is calculated solely based on transactions of prior period customers in the current period, regardless of whether or not the prior period customer remains a customer in the current period. Correspondingly, customers in the current period that were not customers in the prior period are excluded from the current period calculation of the net transactions processed retention rate. Net transactions processed retention rate, together with our key metric Transactions Processed (as described below in the section titled “Key Financial and Business Metrics”), enables us to both assess transaction volume attributable to retained customers in a period as well as determine transaction volume attributable to new customers during the same period. This annual metric allows us to quantify the activity of retained customers over time and illustrates both retention and expansion of the volume of total transactions processed for such customers. Our net transactions processed retention rate from 2019 to 2020 was 102%, from 2020 to 2021 it was 107%, and from 2021 to 2022 it was 103.5%.

Our revenues are recurring in nature and are derived from multiple sources, predominantly through software revenue from our buyers and revenue from payments made to their suppliers. The table below represents our revenues disaggregated by type of service performed (in thousands):

	Year Ended December 31,
Disaggregation of Revenue:	2022	2021	2020
Software revenue	$99,541	$87,885	$68,063
Payment revenue	213,842	157,930	115,745
Services revenue	2,967	2,594	2,120
Total revenues	$316,350	$248,409	$185,928

Software revenue, payment revenue and services revenue are described below in the section titled "Components of Results of Operations."

Macroeconomic Environment's Impact of Revenue

Throughout 2022, we have continued to see the impact of several macroeconomic events on our business and on our buyers and suppliers. These events have included, but are not limited to, the continuing global COVID-19 pandemic including the emergence of new variants, general economic conditions including inflation, fears of a possible recession, ongoing supply chain disruptions, and geopolitical tensions including those resulting from the conflict between Russia and Ukraine. While we continue to be encouraged by leading indicators in our sales process, the ongoing uncertainty created by these macroeconomic events could continue to have a negative impact on purchasing decisions by certain buyers, new sales and longer sales cycles. These events have made it and may continue to make it more difficult for us to acquire new buyers and to close new sales opportunities which in turn adversely impacts revenue growth in future periods.

The U.S. economy is also currently experiencing a higher than normal level of inflation. The long-term impacts of inflation on the economy and our business remain unclear. On the one hand, our revenue could be positively impacted by inflation as the value of our customer's payments could rise, increasing our payment volume and the base on which we earn interchange revenue. Also, inflationary pressure could be a catalyst for sales acceleration associated with increased interest by potential customers in automating back-office processing. Additionally, the Federal Reserve has raised interest rates in an effort to reduce inflation. These rate increases have in turn increased the interest we earn on funds held for buyers, which we recognize as payment revenue. Conversely, the impact of inflationary pressures on the macro economy could slow the spending of our customers and decrease payment volume. Inflation could also negatively impact our operating costs by increasing costs incurred by us to operate our business due to higher costs from our vendors and increased personnel costs, some of which we may not be able to recoup from our customers. The impact of inflation on our business and on our buyers and suppliers in future periods remains highly uncertain, as does the Federal Reserve’s response to these conditions. We may not see these impacts of inflation in future periods, which could lead to difficulty in comparing our current consolidated financial results to our results in future reporting periods.

Key Factors Affecting Our Performance

Acquiring new buyers and suppliers

To sustain our growth, we need to continue to sell our AP software and payment solutions to new buyers. New buyers add software revenue and those that use our payment solutions, will allow us to continue adding new suppliers to our network, increasing payment volume across our platform and providing us with the opportunity to generate additional revenue from the payments our buyers make to their suppliers. Our financial performance will depend in large part on the overall demand for our platform particularly from middle market buyers and their suppliers.

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

Payment revenue is a significant component of our overall revenue and is dependent upon the payment spend volume submitted by our buyers and processed through our AvidPay Network. Payment revenue is also dependent upon the continued acceptance by suppliers in our network of electronic payment types that result in interchange revenue and net interchange rates. Our growth will depend on our continued ability to deliver electronic payments to existing suppliers in a manner that is consistent with their internal business rules, payment preferences, and perceived value.

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

Investing in our platform and products

We are making investments in our technology to maintain and enhance our position as a leading provider of AP automation software and payment solutions for middle market businesses and their suppliers. To drive adoption and increase penetration within our base, we have and will continue to introduce new products and features. We believe that investment in research and development contributes to our long-term growth but may also negatively impact our short-term profitability. We will continue to leverage emerging technologies and invest in the development of more features that meet and anticipate the needs of both buyers and suppliers. As a result, we expect our expenses related to research and development to increase as we continue to grow. These efforts will require us to invest significant financial and other resources.

Pursue strategic mergers and acquisitions

Notwithstanding challenging market conditions that persisted throughout 2022, which impacted the pool of potential opportunities, we will continue to seek to supplement our organic growth by pursuing strategic mergers and acquisitions to expand into new verticals and horizontal capabilities, capture unmonetized or under-monetized spend, and enhance and expand products and capabilities.

For example in July 2021, we acquired all of the equity interests of FastPay, a leading provider of payments automation solutions for the media industry. This acquisition expands our portfolio of automated payments technologies and services to middle market companies across the media landscape in the United States. Additionally in January 2022, we acquired a customer list and a non-compete agreement of media payments company, PayClearly, to further expand media payments.

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

	Year Ended December 31,			Period-to-Period Change as Percentage
	2022	2021	2020	2022 to 2021	2021 to 2020
Transactions processed	70,168,806	62,457,962	52,757,295	12.3%	18.4%
Transaction yield	$4.51	$3.98	$3.52	13.3%	13.1%
Total payment volume (in millions)	$68,202	$52,114	$37,880	30.9%	37.6%

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

Interest income represents interest received from buyer deposits held during the payment clearing process. We receive interest on funds held through our contractual relationship with our buyers, which we recognize as payment revenue. The rate we earn on buyer funds is difficult to predict in the short and long term and will continue to be impacted by the Federal Reserve’s monetary policy and any adjustments that are made in response to inflation. Due to the current high levels of inflation in the U.S. economy, and the resulting increases in interest rates, we experienced an increase in revenues generated on funds held during the payment clearing process during 2022. This level of interest income on buyer deposits may not be sustainable in future years or in nearer term periods depending on the Federal Reserve’s future actions.

Our media payments business includes customers that are involved in political advertising in the U.S. Revenue from these customers is cyclical as it is connected to U.S. election advertising spend which tends to increase during significant election years, such as mid-term and presidential elections. In 2022, we experienced growth in our media payments business due to spending associated with the 2022 mid-term elections. Due to the intermittent nature of the U.S. election cycle, we expect a significant decrease in these revenues during fiscal year 2023.

We utilize service providers to process a substantial portion of our payment revenue that is derived from interchange fees earned on payment transactions processed as VCCs. A large percentage of our revenue is processed by a small number of providers and our revenue is also dependent on the rates we are able to negotiate with these providers. See Note 2 “Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for disclosures regarding this concentration.

Services Revenue

Services revenue includes fees charged to process buyer change in service requests.

Total Revenue

We expect our total revenue to increase year over year due to an increase in the number transactions processed, and the number of buyers and suppliers using the AvidPay Network, and that payment revenue should comprise a greater proportion of total revenue as the volume of transactions on the AvidPay Network continue to increase.

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

Cost of revenues also includes external expenses that are directly attributed to the processing of invoice and payment transactions. These expenses include the cost of scanning and indexing invoices, printing checks, postage for mailing checks, expenses for processing payments (ACH, check, and wires), bank fees associated with buyer deposits held during the payment clearing process, and other transaction execution costs. Additionally, cost of revenues includes fees paid to third parties for the use of their technology, data hosting services, customer relationship management tools used in the delivery of our services or in support of the delivery infrastructure, and adjustments to the allowance for uncollectible advancements processed through Invoice Accelerator. Lastly, cost of revenues includes estimates for treasury losses that occur in treasury operations. Treasury losses include various unrecoverable internal payment processing errors that occur in the ordinary course of business, such as duplicate payments, overpayments, payments to the wrong party and reconciliation errors.

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

We expect our research and development expense to increase in absolute dollars, but to decrease as a percentage of revenue over the longer term as we are able to efficiently deploy our development resources against a larger revenue base.

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

In 2022, general and administrative expenses also include restructuring costs incurred in connection with a planned reduction of our U.S. workforce. Restructuring costs consist of one-time severance charges to be paid to affected employees. The plan was implemented and completed in the second half of 2022.

Additionally, in 2022, general and administrative expenses included a benefit related to the resolution of a purchase accounting liability from the FastPay acquisition in 2021.

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

Results of Operations

The following table sets forth our results of operations for the periods presented (in thousands, except share and per share data):

	Year Ended December 31,
	2022	2021	2020
Revenues	$316,350	$248,409	$185,928
Cost of revenues (exclusive of depreciation and amortization expense)	117,864	100,090	83,755
Operating expenses
Sales and marketing	77,733	63,939	47,910
Research and development	83,905	65,147	44,500
General and administrative	91,384	95,817	56,395
Impairment and write-off of intangible assets	-	1,412	924
Depreciation and amortization	32,842	30,738	27,514
Total operating expenses	285,864	257,053	177,243
Loss from operations	(87,378)	(108,734)	(75,070)
Other income (expense)
Interest income	7,164	661	1,675
Interest expense	(20,749)	(20,108)	(20,080)
Change in fair value of derivative instrument	-	(26,128)	(7,537)
Charge for amending financing advisory engagement letter - related party	-	(50,000)	-
Other expenses	(13,585)	(95,575)	(25,942)
Loss before income taxes	(100,963)	(204,309)	(101,012)
Income tax expense (benefit)	321	(4,660)	234
Net loss	$(101,284)	$(199,649)	$(101,246)

Deemed dividend on preferred stock	-	(9,500)	(43,414)
Accretion of convertible preferred stock	-	(15,141)	(21,682)
Net loss attributable to common stockholders	$(101,284)	$(224,290)	$(166,342)
Net loss per share attributable to common stockholders, basic and diluted	$(0.51)	$(2.64)	$(3.34)
Weighted average number of common shares used to compute net loss per share attributable to common stockholders, basic and diluted	198,045,805	85,061,417	49,738,252

Comparison of the Years Ended December 31, 2022 and 2021

Revenues

	Year Ended December 31,		Period-to-Period Change
	2022	2021	Amount	Percentage
	(in thousands)
Revenues	$316,350	$248,409	$67,941	27.4%

The increase in revenues was largely comprised of an increase in payment revenue of $55.9 million, or 35.4%, driven primarily by increased electronic payments on the AvidPay Network due to the addition of new and existing buyer payment transaction volume and an increase in payment yield, that resulted, in part, from a rising interest rate environment. Payment transaction volume was positively impacted by media payments associated with political spend due to the cyclical impact of the 2022 mid-term elections, which contributed $8.5 million in revenue in 2022, an increase of $7.3 million from $1.2 million in 2021. Payment revenue and payment yield were positively impacted by interest on funds held for customers as the rate earned on those funds increased during the period due to the Federal Reserve raising rates in response to the higher than normal level of inflation in the U.S. economy which increased $7.4 million to $11.0 million in 2022 from $3.6 million in 2021. Payment revenue for 2022 includes $9.2 million of revenue associated with the acquisition of FastPay from the first six months of 2022 and twelve months of revenue from a customer list acquired from PayClearly in January 2022, representing activity during periods in which the comparable periods did not include a contribution from these acquisitions. Software revenue increased by $11.7 million, or 13.3%, primarily driven by increased invoice and payment transaction volume from new and existing customers and the inclusion of $0.5 million of software revenue associated with the acquisition of FastPay which closed in July 2021, representing an increase in FastPay software revenue of $0.2 million.

Cost of Revenues

	Year Ended December 31,
	2022		2021
		Percentage of		Percentage of	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(in thousands)
Cost of revenues (exclusive of depreciation and amortization expense)	$117,864	37.3%	$100,090	40.3%	$17,774	17.8%

The increase in cost of revenues (excluding depreciation and amortization expense) was due primarily to an increase in employee costs of $6.6 million, including an increase in stock-based compensation of $1.3 million. This increase includes a $1.0 million impact related to headcount additions from our acquisition of FastPay, which closed in July 2021. We also experienced increases in IT infrastructure costs, including cloud hosting fees and software costs, of $4.4 million primarily related to our transition of services from data centers to cloud hosting. Additionally, we experienced increases in invoice and check processing fees of $2.5 million, consulting and contract labor of $0.9 million, bank and transaction fees of $0.7 million, allowance for misdirected payments of $0.3 million, and allowance for Invoice Accelerator credit losses of $1.2 million. An additional increase of $1.3 million was attributable to the impact of deferred implementation costs as amortization costs continue to increase with the addition of new costs and a decrease in the costs deferred compared to the prior year.

Operating Expenses

	Year Ended December 31,
	2022		2021
		Percentage of		Percentage of	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(in thousands)
Sales and marketing	$77,733	24.6%	$63,939	25.7%	$13,794	21.6%
Research and development	83,905	26.5%	65,147	26.2%	18,758	28.8%
General and administrative	91,384	28.9%	95,817	38.6%	(4,433)	(4.6)%
Impairment and write-off of intangible assets	-	0.0%	1,412	0.6%	(1,412)	(100.0)%
Depreciation and amortization	32,842	10.4%	30,738	12.4%	2,104	6.8%

Sales and Marketing Expenses

The increase in sales and marketing expenses was due primarily to an increase of $6.4 million in employee costs (net of capitalized sales commissions), driven by a $1.3 million impact related to headcount additions from the acquisition of FastPay and including an increase in stock-based compensation of $0.7 million. We experienced increases in marketing costs of $2.3 million and travel expenses of $1.3 million as events and sales-related travel increased compared to the low levels we experienced in 2021 due to the global COVID-19 pandemic. We experienced increases in partner commissions of $0.9 million as well as additional increases in consulting of $0.6 million, recruiting of $0.4 million, and IT infrastructure and software costs of $1.1 million related to our transition of services from data centers to cloud hosting.

Research and Development Expenses

Research and development expenses increased primarily due to increased employee costs of $21.4 million. The investments in our platform are intended to increase the quality, reliability and efficiency of our technology. The increase in employee costs relates to both headcount and compensation increases and includes increases of $1.8 million associated with the acquisition of FastPay, stock-based compensation of $4.3 million, and annual bonus accrual of $3.8 million. We experienced additional increases of $1.9 million in IT infrastructure and software costs, and $0.1 million in travel. These increases were offset, in part, by a $3.6 million decrease in costs associated with engaging consultants and contractors, a decrease in recruiting costs of $0.3 million, and a reduction in expense associated with higher capitalization of internally developed software of approximately $1.0 million.

General and Administrative Expenses

The decrease in general and administrative expenses was driven by a decrease in transaction specific costs of $19.0 million attributable to IPO costs incurred in 2021 and other deal-related costs and a termination fee of $3.8 million incurred in connection with real estate transactions executed in December 2021. We also experienced a decrease in the value of donated common stock of $2.7 million. These decreases were partially offset by a $9.4 million increase in employee costs, including increases in stock-based compensation of $4.1 million and annual bonus accrual of $1.0 million. We also experienced an increase of $2.7 million in professional and consulting fees, contract labor and insurance costs, and a $1.1 million increase in accounting professional fees. The increases reflect the growth in our business and our transition to operating as a public company. The increases in employee costs include $0.2 million associated with the acquisition of FastPay, which closed in July 2021. Additional increases of $1.5 million attributable to restructuring costs from the restructuring plan initiated and completed in the second half of 2022 and $2.8 million from the impairment of right-of-use assets were offset, in part, by a benefit in the current period of $0.3 million from the release of a liability related to the FastPay acquisition. Other increases are attributable to i) facilities costs and rent totaling $1.5 million, of which $0.4 million was attributable to FastPay, ii) bad debt expense of $0.9 million, and iii) IT infrastructure and software costs of $1.8 million.

Impairment and Write-Off of Intangible Assets

The impairment and write-off of intangible assets during 2021 relates to internally developed software projects.

Depreciation and Amortization

Depreciation and amortization increased in absolute terms primarily due to the amortization of intangible assets associated with the acquisitions of FastPay, which closed in July 2021, and media customer assets from PayClearly, which closed in January 2022.

Other Income (Expense)

	Year Ended December 31,
	2022		2021
		Percentage of		Percentage of	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(in thousands)
Other Income (Expense)	$(13,585)	(4.3)%	$(95,575)	(38.5)%	$81,990	(85.8)%
Other expense decreased primarily due to an increase in interest income of $6.5 million and a $50 million non-cash charge in the prior year period related to amending a financing advisory agreement with a related party which was settled by issuing common stock. We also had a $26.1 million non-cash charge in the prior year period due to the change in the net revaluation of a derivative instrument that was settled in connection with our IPO.

Income Tax Expense

	Year Ended December 31,
	2022		2021
		Percentage of		Percentage of	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(in thousands)
Income tax expense (benefit)	$321	0.1%	$(4,660)	(1.9)%	$4,981	(106.9)%

In 2022, provision for income taxes primarily relates to state income taxes and noncurrent federal taxes related to the non-deductibility of goodwill in the future. The provision for income taxes in 2021 relates primarily to the deferred tax benefit from deferred tax liabilities recognized in connection with the FastPay acquisition which were used to offset deferred tax assets that previously had a valuation allowance against them.

Comparison of the Years Ended December 31, 2021 and 2020

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

Cost of Revenue

	Year Ended December 31,
	2021		2020
		Percentage of		Percentage of	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(in thousands)
Cost of revenues (exclusive of depreciation and amortization expense)	$100,090	40.3%	$83,755	45.0%	$16,335	19.5%

The increase in cost of revenues (excluding depreciation and amortization expense) was due primarily to an increase in employee costs of $10.3 million. This increase is driven by hiring efforts to support the growth in our business as well as a $2.9 million increase related to headcount additions from our acquisitions of Core Associates and FastPay, which closed in December 2020 and July 2021, respectively. The additional employees are supporting implementation and buyer and supplier experience services, SaaS product delivery and money movement. The remainder of the increase was primarily driven by increases in invoice and check processing fees of $3.0 million, increases in cloud hosting fees of $1.5 million related to a higher volume of transactions processed through our applications, and increases in reserves of $0.9 million for misdirected payments and Invoice Accelerator purchased invoices as we changed our estimate for the recoverability of supplier advance receivables. An additional increase of $1.3 million is attributable to the impact of deferred implementation costs as amortization costs continue to increase with the addition of new costs as well as the additional costs that were deferred in the prior year.

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

Research and Development Expenses

Research and development expenses increased primarily due to a $4.9 million increase in costs associated with engaging consultants and contractors to support the investment in our platform, and a $19.7 million increase related to increased employee costs. The investments in our platform are intended to increase the quality, reliability and efficiency of our technology and include approximately $2.2 million of consultant and contractor costs associated with the acquisition of Core Associates which closed in December 2020. The increase in employee costs relates to both headcount and compensation increases and includes increases of $2.6 million associated with the acquisitions of Core Associates and FastPay. An additional increase of $0.6 million is attributable to recruiting costs as we expand our development teams. These increases were offset, in part, by a reduction in expense associated with capitalization of internally developed software of approximately $5.6 million.

General and Administrative Expenses

The increase in general and administrative expenses is attributable to a $17.3 million increase in employee costs and $1.2 million increase in professional and consulting fees and contract labor. These increases reflect the growth in our business and our preparation to operate as a public company and include $2.3 million of employee costs associated with the acquisition of FastPay which closed in July 2021. We experienced a $12.6 million increase in transaction-related costs driven primarily by expenses related to our IPO in October 2021, which include insurance premiums and deal consulting fees of $15.8 million, the value of donated common stock of $4.1 million, and termination fee of $3.8 million incurred in connection with real estate transactions executed in December 2021. The increases in transaction-related costs were partially offset by $11.0 million decrease related to vendor restructuring payment incurred in the previous year. We also experienced an increase in deal-related costs of $3.9 million associated with the FastPay acquisition and other activity during the year. An additional increase of $0.9 million is attributable to a decrease in amounts expected to receive under business incentive grants in the current period compared to the prior period.

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

Income Tax Expense

	Year Ended December 31,
	2021		2020
		Percentage of		Percentage of	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(in thousands)
Income tax expense (benefit)	$(4,660)	(1.9)%	$234	0.1%	$(4,894)	(2091.5)%

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

Liquidity and Capital Resources

We do not currently generate positive cash flow through our operations. We have financed our operations and capital expenditures primarily through sales of common and preferred stock and borrowings under our credit facilities, described below, and through our IPO that was completed in October 2021, which resulted in net proceeds of $621.4 million, including the exercise of the overallotment option and after deducting underwriting discounts and commissions of $40.4 million and offering expenses of approximately $11.8 million. As of December 31, 2022, our principal sources of liquidity are our unrestricted cash and cash equivalents of $350.6 million, marketable securities of $111.0 million, and funds available under our term loan and revolving credit facilities, which we collectively refer to as the 2022 Credit Agreement that was entered into in December 2022 and replaced our former credit facility. As of December 31, 2022, our unused committed capacity under the 2022 Credit Agreement was $3.9 million comprised of a revolving commitment. In January 2023, we increased the borrowing capacity of the 2022 Credit Agreement which resulted in an additional $20.0 million borrowing capacity on our revolving line of credit.

We believe that our unrestricted cash, cash equivalents, marketable securities, and funds available under our 2022 Credit Agreement will be sufficient to meet our working capital requirements for at least the next twelve months. To the extent existing cash, cash from operations, and amounts available for borrowing under the 2022 Credit Agreement are insufficient to fund future activities, we may need to raise additional capital. In the future, we may attempt to raise additional capital through the sale of equity securities or through equity-linked or debt financing arrangements. If we raise additional capital by issuing equity or equity-linked securities, the ownership of our existing stockholders will be diluted. If we raise additional capital by the incurrence of additional indebtedness, we may be subject to increased fixed payment obligations and could also be subject to additional restrictive covenants, such as limitations on our ability to incur additional debt, and other operating restrictions that could adversely impact our ability to conduct our business. Our ability to raise additional debt may be limited by applicable regulatory requirements as a licensed money transmitter that require us to meet certain net worth requirements. Any future indebtedness we incur may result in terms that could be unfavorable to equity investors. There can be no assurances that we will be able to raise additional capital. The inability to raise capital would adversely affect our ability to achieve our business objectives.

Cash Flows

Below is a summary of our consolidated cash flows:

	Year Ended December 31,
Selected Cash Flow Data:	2022	2021	2020
	(in thousands)
Net cash provided by (used in):
Operating activities	$(28,701)	$(68,667)	$(44,129)
Investing activities	(140,348)	(84,107)	(36,560)
Financing activities	(1,727)	1,567,859	193,794
Net increase in cash and cash equivalents, and restricted funds held for customers	$(170,776)	$1,415,085	$113,105

Net Cash Used in Operating Activities

Our primary source of cash provided by our operating activities is from our software and payment revenue. Our primary uses of cash in our operating activities include payments of employee salaries and related costs, payments to third party service providers to execute our payment transactions, sales and marketing costs, and other general corporate expenditures.

Net cash used in operating activities decreased to $28.7 million during the year ended December 31, 2022 from $68.7 million during the year ended December 31, 2021 due primarily to IPO-related and other deal related costs incurred in 2021 and by the increase in cash received from revenue generating activities. These increases in operating cash flows were partially offset by increased employee costs to support our growth and the impact of the timing of payments which decreased AP and increased prepaid assets and other current assets.

Net cash used in operating activities increased to $68.7 million during the year ended December 31, 2021 from $44.2 million during the year ended December 31, 2020 due primarily to IPO-related and other deal related costs incurred in 2021 and increased employee costs to support our growth and the impact of the timing of payments which decreased AP and increased prepaid assets and other current assets, offset by the increase in cash received from revenue generating activities.

Net Cash Used in Investing Activities

Cash used in our investing activities consists primarily of the acquisition of acquired businesses, purchases of marketable securities, net of maturities, purchases of property and equipment, capitalization of internal-use software, contingent consideration, and supplier advances related to our Invoice Accelerator product.

Net cash used in investing activities increased to $140.3 million during the year ended December 31, 2022 compared to $84.1 million during the year ended December 31, 2021, due to the purchase of marketable securities of $385.0 million as well as the acquisition of the PayClearly customer list and non-compete agreement in our media payments market and increases in both internal-use software and purchases of equipment as well as cash invested in supplier advances, partially offset by the proceeds from the maturity of short-term investments in our portfolio of $276.1 million.

Net cash used in investing activities increased to $84.1 million during the year ended December 31, 2021 compared to $36.6 million during the year ended December 31, 2020, primarily due to the acquisition of FastPay in July 2021 and the purchase of real estate as well as an increase in internal-use software capitalized.

Net Cash Provided by Financing Activities

Cash provided by our financing activities consists primarily of an increase in restricted buyer fund deposits related to buyer payment transactions, proceeds from the issuance of preferred and common stock, the exercise of stock options and borrowings under our credit facilities.

Net cash used in financing activities was $1.7 million during the year ended December 31, 2022 compared to cash provided by financing activities of $1.6 billion during the year ended December 31, 2021. This decrease was due primarily to the repayment of long-term debt of $106.4 million, partially offset by proceeds from issuance of long-term debt of $67.4 million and inflows from payment service obligations of $41.5 million during 2022, as compared to activity in 2021 that primarily consisted of inflows from payment service obligations as we shifted to the money transfer license model during 2021 and the net proceeds from our IPO in 2021.

Net cash provided by financing activities increased to $1.6 billion during the year ended December 31, 2021 from $193.8 million during the year ended December 31, 2020, due primarily to net inflows from payment service obligations as we shifted to the money transfer license model during 2021 and net proceeds from our IPO, compared to inflows in 2020 primarily from the issuance of common and preferred stock.

Outstanding Debt and Commitments

Below is a summary of our outstanding debt (in thousands):

	As of December 31,
	2022	2021
Term loan facility	$65,000	$95,000
Delayed draw term loan	-	9,023
Promissory note payable for land acquisitions	18,700	23,500
Total principal due	83,700	127,523
Current portion of term loan and promissory notes	(6,425)	(4,800)
Unamortized portion of debt issuance costs	(1,363)	(2,843)
Long-term debt	$75,912	$119,880

Credit Facilities

On December 29, 2022 our wholly-owned subsidiary, AvidXchange, Inc., entered into a credit agreement ("2022 Credit Agreement") with KeyBank National Association ("KeyBank") to replace in its entirety our previous senior secured credit facility. The outstanding balances of our previous senior secured credit facility were repaid with our cash balances and the proceeds from borrowing under the 2022 Credit Agreement.

The 2022 Credit Agreement has a term of five years and initially makes available to us facilities in an aggregate amount of $75 million and consists of:

•
$10 million 5-year revolving credit facility (the "2022 Revolver"); and
•
$65 million 5-year term loan facility (the "2022 Term Loans").

Letters of credit may be issued by KeyBank pursuant to the 2022 Credit Agreement and the availability under the 2022 Revolver will be reduced by any outstanding letters of credit. As of December 31, 2022, borrowing availability under the 2022 Revolver was reduced by the then current amount of the letter of credit dated October 1, 2019 which was issued by KeyBank to secure our obligation to make payments under the lease for our headquarters building in Charlotte, North Carolina. The amount of the letter of credit was $6.1 million as of December 31, 2022.

As of December 31, 2022, the aggregate amount available to borrow under the 2022 Credit Agreement was $3.9 million.

In addition, under the 2022 Credit Agreement, we may request, and the lenders have the right, but not the obligation to, increase the 2022 Revolver or add an additional term loan facility by an aggregate amount (for all such increases) not to exceed $70,000, subject to specified conditions. In January 2023, we increased the aggregate amount of the 2022 Credit Agreement to $95 million by increasing the borrowing capacity of the 2022 Revolver by $20 million to $30 million. As a result the remaining aggregate increases available to us is $50 million.

Proceeds from the 2022 Term Loans and corporate cash were used to pay in full all outstanding debt and expenses under our previous senior secured credit facility, and the 2022 Revolver may be used to fund working capital and for general corporate purposes.

The maturity date for the 2022 Revolver and 2022 Term Loans is December 29, 2027. We may voluntarily pre-pay all or any part of the 2022 Revolver or 2022 Term Loans without premium or penalty, subject to concurrent payments of accrued and unpaid interest and any applicable breakage costs.

Interest on the loans under the 2022 Credit Agreement is equal to the daily simple secured overnight financing rate ("SOFR"), term SOFR or a base rate, plus an applicable margin. The applicable margin is between 2.5% and 3.0% for daily simple SOFR and term SOFR loans (plus a SOFR adjustment between 0.1% and 0.25%), and between 1.5% and 2.0% for base rate loans. The applicable margin fluctuates based on the ratio of debt under the 2022 Credit Agreement to our consolidated software revenue. We may elect one-, three- or six-month interest periods in connection with term SOFR. The base rate is equal to the higher of KeyBank’s prime rate, the federal funds effective rate plus 0.5%, or one-month term SOFR plus 1.0%. For purposes of the 2022 Credit Agreement, daily simple SOFR, term SOFR and the base rate will never be less than 0.5%.

The principal amount of the 2022 Term Loans amortizes at a rate of 2.5% per year for the first two years and 5% per year for the last three years, payable in equal quarterly installments. Additional principal payments are due in certain circumstances, and subject to certain limitations, including upon a sale of assets or upon receipt of proceeds of casualty insurance or condemnation.

The 2022 Credit Agreement contains certain customary representations and warranties and affirmative and negative covenants. The affirmative covenants require us to provide the lenders with certain financial statements, budgets, compliance certificates and other documents and reports and to comply with certain laws. The negative covenants restrict our ability to incur additional indebtedness, create additional liens on our assets, make certain investments, dispose of our assets or engage in a merger or other similar transaction or engage in transactions with affiliates, which are subject, in each case, to the various exceptions and conditions described in the 2022 Credit Agreement. The negative covenants further restrict our ability to make certain restricted payments, including the payment of dividends in certain limited circumstances.

The 2022 Credit Agreement also contains financial covenants, measured on a consolidated basis. There must be liquidity (which is defined as availability under the 2022 Revolver, plus unrestricted cash) that is more than the greater of (1) $35 million, and (2) 35% of the Total Commitment Amount as defined in the 2022 Credit Agreement. As of the end of each quarter, total revenue on a trailing four-quarter basis must be greater than the requirements set forth in the 2022 Credit Agreement. For each period of four consecutive quarters ending on December 31, 2024, and at the end of each fiscal quarter thereafter, Consolidated EBITDA (as defined in the 2022 Credit Agreement) must not be less than $10 million.

The 2022 Credit Agreement also includes certain customary events of default. If an event of default occurs and is continuing, the lenders are entitled to take various actions, including the acceleration of the maturity of all loans and to take all actions permitted to be taken by a secured creditor, with respect to the collateral for the 2022 Credit Agreement and under applicable law.

The obligations under the 2022 Credit Agreement are secured by:

•
substantially all of our tangible and intangible assets, including those of our material subsidiaries, except for client funds, client funds accounts (as such terms are defined in the 2022 Credit Agreement) and existing real estate, and
•
the capital stock of our material subsidiaries.

Under our previous senior secured credit facility, certain of our wholly-owned subsidiaries were co-borrowers, with our parent holding company as the guarantor. Under the 2022 Credit Agreement, our wholly-owned subsidiary, AvidXchange, Inc., is the only borrower, and our parent holding company and certain subsidiaries of AvidXchange, Inc. are co-guarantors.

Liquidity and Financial Covenants

Our 2022 Credit Agreement contains certain covenants and restrictions on actions, including limitations on the payment of dividends, as described above. As the closing date of the 2022 Credit Agreement was in the last days of 2022, we were not required to measure our financial debt covenants as of December 31, 2022.

Land Promissory Notes

On November 15, 2018, we signed a promissory note in connection with the purchase of two land parcels at our Charlotte, North Carolina headquarters campus. The principal amount of $5.0 million will be repaid in $1.0 million installments, plus accrued interest at a rate of 6.75%, due on each anniversary date, with final payment due on November 15, 2023. The note is collateralized by the land parcels and any future building to be situated on, or improvements to, the land. In December 2021, in connection with the purchase of additional land and improvements, the promissory note was modified to extend its term to November 15, 2025 and reduce the annual payment to $0.5 million.

In December 2021, we executed a promissory note in connection with the purchase of land and improvements adjacent to our Charlotte, North Carolina headquarters campus. The principal amount of $21.5 million will be repaid in four annual installments of $4.3 million, plus accrued interest at a rate of 6.75%, starting on December 1, 2022 and the final payment of $4.3 million plus accrued interest is due on May 15, 2026. The note is collateralized by the land and improvements on the land.

We are current with all payments under the notes.

Development Fee Agreement

We were party to a development fee agreement dated September 27, 2019 for a contemplated building on our Charlotte, North Carolina headquarters campus. This agreement required us to make payments to the seller of land purchased by us in connection with future development of the land. In conjunction with the purchase of land and improvements in December 2021, we terminated this development fee agreement which required a payment of $3.8 million in cash. This payment was due on February 1, 2023, and was paid in 2023.

Charitable Donation of Common Stock

On June 24, 2021, our board of directors approved the reservation of 1,657,296 shares of our common stock (representing approximately 1% of our issued and outstanding common stock and common stock equivalents as of June 24, 2021) for future issuance to fund our philanthropic endeavors, including possible issuance to a philanthropic partner in connection with the establishment of a donor-advised fund, over a ten-year period. On October 1, 2021, the Company executed an agreement with a philanthropic partner pursuant to which the Company intends to provide annual ongoing grants of 10% of the pledged shares for a period of ten years, subject in each case to the approval of our board of directors. None of our officers or directors are affiliated with our philanthropic partner. In each of the fourth quarters of 2022 and 2021, we transferred installments of 165,729 shares of common stock. We record expense equal to the fair value of the shares transferred in general and administrative. Refer to Note 13 of the Notes to Consolidated Financial Statements for additional details.

Shares Issued in Acquisitions

In July 2021, we entered into a stock purchase agreement for all of the equity interests of FastPay for total consideration of approximately $75.6 million which included shares of our common stock with an aggregate value of approximately $31.0 million. Additional amounts may be earned upon achievement of future performance goals and would be evenly split between cash and shares of common stock. During the year ended December 31, 2022, we settled a liability for contingent consideration for 2021 performance in the amount of $688 with a cash payment of $344 and the issuance of 20,564 shares of common stock. The aggregate amount of additional payments that could be earned was $3.5 million as of December 31, 2022, if 2023 performance targets are met. Refer to Note 4 of our Consolidated Financial Statements for additional details.

Payment Obligations

We process payments for our customers. As part of our payment product offering we have recorded payment service obligations in our consolidated balance sheets of $1,283.8 million as of December 31, 2022 and an offsetting asset of restricted funds held for customers. This balance is short-term in nature and represents our obligation to pay our customers' suppliers as directed by our customers.

We historically transmitted buyer customer funds using a legacy trust model for processing payments, pursuant to which buyers’ funds were held in trust accounts that are maintained and operated by a trustee pending distribution. After buyers’ funds are deposited in a trust account, we initiate payment through external payment networks whereby the buyers’ funds are distributed from the trust to the appropriate supplier. We are not the trustee or beneficiary of the trusts which hold these buyer deposits, accordingly, we do not record these assets and offsetting liabilities on our consolidated balance sheets. We have largely transitioned away from the trust model although certain banks that resell our products and services continue to leverage a similar structure. We contractually earn interest on funds held for certain buyers. The amount of buyer funds held in all trust-related accounts was $135.1 million and $123.6 million at December 31, 2022 and December 31, 2021, respectively.

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

Capitalization of internal-use software

We have significant expenditures associated with the technological maintenance and improvement of our network and technology offerings. These expenditures include both the cost of internal employees, who spend portions of their time on various technological projects, and the use of external temporary labor and consultants. We are required to assess these expenditures and make a determination as to whether the costs should be expensed as incurred or are subject to capitalization. In making these determinations, we consider the stage of the development project, the probability of successful development and if the development may result in increased features and functionality. In addition, if we determine that a project qualifies for capitalization, the amount of capitalization is subject to various estimates, including the amount of time spent on the development work and the cost per hour of full-time and temporary labor.

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

We review goodwill for impairment at least annually or more frequently if events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. We have elected to first assess the qualitative factors to determine whether it is more likely than not that the fair value of our single reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a quantitative assessment. If we determine that it is more-likely-than-not that its fair value is less than its carrying amount, then the fair value of the reporting unit is compared to its carrying value. An impairment charge is recognized for the amount by which the carrying amount exceeds the reporting unit's fair value, not to exceed the total amount of goodwill allocated to that reporting unit. As of December 31, 2022, no impairment of goodwill has been identified.

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

Pursuant to ASC 740, we must consider all available positive and negative evidence regarding the realization of deferred tax assets. ASC 740 provides for four sources of taxable income for realization of deferred tax assets: (i) taxable income in prior carryback years, (ii) reversals of future taxable temporary differences, (iii) tax planning strategies and (iv) projected future taxable income. As of December 31, 2022, we have no taxable income in prior carryback years, limited future reversals of taxable temporary differences and no prudent and feasible tax planning strategies. The recoverability of our deferred tax assets is dependent upon generating future taxable income.

We have maintained a valuation allowance against the deferred tax assets, having determined it was more likely than not that the deferred tax assets would not be realized. The determination of releasing the valuation allowance is made, in part, pursuant to our assessment as to whether it is more likely than not that we will generate sufficient future taxable income to realize the deferred tax assets. Significant judgement is required in making estimates of our ability to generate future taxable income. As of December 31, 2022, our forecasted future taxable income is not sufficient to support the future realization of the deferred tax assets, and our historical losses operations have produced significant losses.

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

Recent Accounting Pronouncements

See Note 2 of the Notes to Consolidated Financial Statements included elsewhere in this annual report on Form 10-K for recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted as of December 31, 2022.

Emerging Growth Company Status

Prior to December 31, 2022, we were an emerging growth company, as defined in the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. We elected to use this extended transition period for compliance with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that we (i) were no longer an emerging growth company or (ii) affirmatively and irrevocably opted out of the extended transition period provided in the JOBS Act. As a result, for periods ending on or before December 31, 2021, our Consolidated Financial Statements may not be comparable to companies that complied with the new or revised accounting pronouncements as of their public company effective dates. The JOBS Act does not preclude an emerging growth company from early adopting a new or revised accounting standard earlier than the time that such standard applies to private companies. We lost our status as an emerging growth company as of December 31, 2022. As a result of this status change, we adopted ASU 2016-13, Financial Instruments, Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments as of January 1, 2022. See Note 2 - Recently Adopted Accounting Standards of our Consolidated Financial Statements for additional information regarding this adoption.

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our overall investment portfolio is comprised of (i) our operating cash and (ii) buyer funds. Our operating cash includes cash received from revenues generated, the sale of common and preferred stock and borrowings. Buyer funds are funds that have been collected from buyers, but not yet remitted to the applicable supplier. The funds are held in either company-owned accounts, which are subject to applicable state money transmitter laws, or in trust accounts. We are entitled to any interest earned on the investment of all buyer funds.

Our operating cash may be invested in accordance with our cash investment policy. Under that policy, we invest with the objective of preserving capital while optimizing yield. Permissible investments include U.S. Treasury instruments, U.S. Government Agency securities, commercial paper, investment grade corporate bonds and money market funds. As of December 31, 2022, we held marketable securities with an amortized cost basis of $111.0 million and money market funds with an aggregate value of $147.1 million. The remaining amount operating cash was held in interest-bearing demand deposit accounts.

Our buyer funds assets are invested with safety of principal, liquidity, and diversification as the primary objectives. Consistent with those objectives, we also seek to maximize interest income and to minimize the volatility of interest income with emphasis on liquidity. Pursuant to our investment policy and subject to applicable law, buyer funds may be invested in U.S. Treasury securities, U.S. Government Agency securities, money market funds that invest in investment grade securities, or other cash equivalents, including certificates of deposit. As of December 31, 2022, all buyer funds have been invested in interest-bearing demand deposit accounts.

We are exposed to interest-rate risk relating to our investment portfolio, which consists principally of interest-bearing demand deposit accounts as well as investments made in accordance with our cash investment policy. We recognize interest earned from buyer funds assets as revenue. We generally do not pay interest to buyers. Factors that influence the rate of interest we earn include the short-term market interest rate environment and the weighting of balances by security type. The annualized interest rate earned on our investment of operating cash and funds held for buyers increased to 1.32% during the fiscal year 2022 from 0.45% during the fiscal year 2021.

Based on current investment practices, an increase in the Federal Funds interest rate of 100 basis points would have changed our interest income during the fiscal year 2022 from our investment of operating cash by approximately $4.4 million and our interest on buyer funds assets by approximately $9.6 million based upon the average balances for the fiscal year 2022 of $511.6 million in operating cash investments and $886.7 million in buyer funds investments, respectively. In addition to interest rate risks, we also have exposure to risks associated with changes in laws and regulations that may affect buyer fund balances. For example, a change in regulations that restricts the permissible investment alternatives for buyer funds may reduce our interest earned revenue.

We are also exposed to interest-rate risk relating to existing variable rate bank borrowings. As of December 31, 2022 and December 31, 2021, we had outstanding borrowings on variable rate debt of $65.0 million and $104.0 million, respectively. A 100 basis points increase in the variable rate would have resulted in incremental interest expense of $1.1 million during the year ended December 31, 2022.

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

Concentration Risk

A substantial portion of our revenue is derived from interchange fees earned on payment transactions. We utilize service providers to process these transactions. For the year ended December 31, 2022, revenue from two service providers individually represented more than 10% of total revenues. These two providers, in the aggregate, represented 53% of total revenues for the year ended December 31, 2022 and represented 56% of accounts receivable, net. as of December 31, 2022. As of December 31, 2021, one significant provider represented 53% of accounts receivable, net, and revenue from that single significant provider represented 47% and 50% of total revenues for the year ended December 31, 2021 and 2020, respectively. As of December 31, 2021, 13% of accounts receivable, net was comprised of amounts due from a second VCC service provider.

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

Inflation Risk

Inflation has increased during the period covered by this Annual Report on Form 10-K, and is expected to continue to increase for the near future. Inflationary factors, such as increases in the costs of doing business and the negative effects on the U.S. economy, may adversely affect our operating results. On the other hand, our revenue may be positively impacted by inflation and the interest we earn on funds held for buyers may increase. The long-term impacts of inflation on the economy and our business are unclear.

ITEM 8. Financial Statements and Supplementary Data.

The information required by this Item is set forth in the Consolidated Financial Statements and Notes thereto beginning at page F-1 of this Report.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

None.

ITEM 9A. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures

(as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Disclosure controls and procedures are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission ("SEC"), and that such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, and as a result of the material weakness described below, our CEO and CFO concluded that, as of December 31, 2022, our disclosure controls and procedures were not effective.

In light of this fact, our management has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that, notwithstanding the material weakness in our internal control over financial reporting, the Consolidated Financial Statements for the periods covered by and included in this Annual Report on Form 10-K fairly state, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Management, with the participation of our CEO and CFO, has assessed the effectiveness of our internal control over financial reporting as of December 31, 2022 based on the criteria described in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management has concluded that our internal control over financial reporting as of December 31, 2022 was not effective due to the material weakness identified below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. As of the end of the period covered by this report, we lack a sufficient complement of personnel with an appropriate level of accounting knowledge, training, and experience to appropriately analyze, record and disclose accounting matters timely and accurately.

This material weakness resulted in material misstatements related to our preferred stock and additional-paid-in-capital accounts, and the classification of cash flows from operating and investing activities as of and for the year ended December 31, 2019, which resulted in the restatement of the 2019 Consolidated Financial Statements, errors identified and corrected in the aforementioned accounts prior to the issuance of financial statements as of and for the annual period ended December 31, 2020 and the quarterly period ended June 30, 2021, and in immaterial misstatements related to our cost of revenues, sales and marketing expense, research and development expense, general and administrative expense, and additional-paid-in-capital accounts, which resulted in the revision of our December 31, 2020 and June 30, 2021 financial statements. Additionally, this material weakness could result in a misstatement of substantially all of our accounts or disclosures would result in a material misstatement to the annual or interim Consolidated Financial Statements that would not be prevented or detected.

The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing under "Item 8. Financial Statements and Supplementary Data".

Remediation Plan for Remaining Material Weakness

We are in the process of implementing the following steps to remediate the remaining material weakness:

•
While we have hired an experienced SEC reporting leader with prior IPO, technical accounting, and financial reporting experience, as well as additional technical accounting resources with public company experience to assess complex technical accounting and reporting matters, we continue to hire additional technical accounting resources with public company experience to enhance our accounting and financial reporting function.

•
We will engage third-party resources to supplement our resources and current processes where needed.

After integrating these professionals into our control environment, and once they have demonstrated the ability to perform their responsibilities for a sufficient period of time, including the execution of controls for which they are responsible, we expect that the remediation of the material weakness will be completed.

Remediation of Previously Identified Material Weakness

As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021, management concluded that a material weakness existed in the Company's internal control over financial reporting as we did not design and maintain effective controls over the preparation and review of the statement of cash flows. Since identifying the material weakness, management has completed its plan to remediate the material weakness, including enhancing the Company’s design, documentation and implementation of control activities related to the preparation and review of the statement of cash flows. Management has completed its documentation, testing and evaluation of the re-designed and enhanced control activities and determined that, as of December 31, 2022, these control activities have been appropriately designed and implemented, and have operated effectively for a sufficient period of time to conclude that the previously identified material weakness has been remediated.

(b) Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter ended December 31, 2022, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. Other Information.

None.

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III.

ITEMS 10, 11, 12, 13 and 14.

Information required by Items 10, 11, 12, 13 and 14 is to be included in our 2023 Proxy Statement and is incorporated herein by reference, provided if the 2023 Proxy Statement is not filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, the omitted information will be included in an amendment to this Annual Report on Form 10-K filed not later than the end of such 120-day period.

PART IV.

ITEM 15. Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements.

The following documents are filed as part of this Form 10-K, as set forth on the Index to the Financial Statements found on page F-1:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2022 and December 31, 2021
Consolidated Statements of Operations for the Years Ended December 31, 2022, 2021 and 2020
Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the Years Ended December 31, 2022, 2021 and 2020
Consolidated Statements of Cash Flows for the ear Ended Years Ended December 31, 2022, 2021 and 2020
Notes to Consolidated Financial Statements

(a)(2) Financial Statement Schedules.

Not Applicable

(a)(3) Exhibits.

		Incorporated by Reference (Unless Otherwise Indicated)
Exhibit Number	Description	Form	File	Exhibit	Filing Date

2.1	Agreement and Plan of Merger, dated as of March 4, 2021, by and among AvidXchange Holdings, Inc., AvidXchange Holdings Merger Sub, Inc., and AvidXchange, Inc.	S-1	333-259632	2.1	September 17, 2021
3.1	Restated Certificate of Incorporation of AvidXchange Holdings, Inc.	8-K	001-40898	3.1	October 15, 2021
3.2	Second Amended and Restated Bylaws of AvidXchange Holdings, Inc.	8-K	001-40898	3.1	September 15, 2022
4.1	Form of Common Stock Certificate	S-1/A	333-259632	4.1	October 1, 2021
4.2	Eighth Amended and Restated Investor Rights Agreement, dated July 9, 2021, by and among AvidXchange Holdings, Inc. and certain holders identified therein	S-1	333-259632	10.1	September 17, 2021
10.1†	Employment Agreement, entered into as of August 26, 2021, by and between AvidXchange, Inc. and Michael Praeger	S-1	333-259632	10.5	September 17, 2021
10.2†	Employment Agreement, entered into as of August 26, 2021, by and between AvidXchange, Inc. and Joel Wilhite	S-1	333-259632	10.6	September 17, 2021
10.3†	Employment Agreement, entered into as of August 26, 2021, by and between AvidXchange, Inc. and Dan Drees	S-1	333-259632	10.7	September 17, 2021
10.4†	Employment Agreement, entered into as of August 26, 2021, by and between AvidXchange, Inc. and Ryan M. Stahl	S-1	333-259632	10.8	September 17, 2021
10.5†	Employment Agreement, entered into as of August 26, 2021, by and between AvidXchange, Inc. and Todd Cunningham	S-1	333-259632	10.9	September 17, 2021
10.6†	Employment Agreement, entered into as of August 26, 2021, by and between AvidXchange, Inc. and Angelic Gibson	S-1	333-259632	10.10	September 17, 2021
10.7†	Form of Indemnification Agreement entered into by and between AvidXchange Holdings, Inc. and each director and executive officer	S-1/A	333-259632	10.2	October 1, 2021
10.8†	AvidXchange, Inc. Nonqualified Deferred Compensation Plan, as amended and restated effective as of January 1, 2019	S-1	333-259632	10.4	September 17, 2021
10.9†	AvidXchange, Inc. 2010 Stock Option Plan, as amended, and forms of award agreements thereunder	S-1	333-259632	10.11	September 17, 2021
10.10†	AvidXchange, Inc. 2017 Amendment and Restatement of the 2010 Option Plan, as amended, and forms of award agreements thereunder	S-1	333-259632	10.12	September 17, 2021
10.11†	AvidXchange, Inc. Equity Incentive Plan, as amended, and forms of award agreements thereunder	S-1	333-259632	10.13	September 17, 2021
10.12†	AvidXchange Holdings, Inc. 2021 Long-Term Incentive Award Plan and forms of award agreements thereunder	S-1/A	333-259632	10.14	October 1, 2021
10.13†	AvidXchange Holdings, Inc. 2021 Employee Stock Purchase Plan	S-1/A	333-259632	10.15	October 1, 2021

10.14	Credit Agreement, dated as of December 29, 2022, among AvidXchange, Inc., the Lenders named therein, KeyBank National Association, as Administrative Agent and Issuing Lender, and KeyBanc Capital Markets Inc., as Joint Lead Arranger and Sole Booker Runner	8-K	001-40898	10.1	December 29, 2022
10.15

First Amendment Agreement made as of January 23, 2023, among AvidXchange Inc., together with each Domestic Subsidiary Borrower party thereto (if any), MUFG Bank, Ltd., as joint lead arranger and joint bookrunner and as an Additional Lender, Texas Capital Bank, as an Additional Lender, TCBI Securities DBA Texas Capital Securities, as joint lead arranger and joint bookrunner, and KeyBank National Association, a national banking association, as the administrative agent, the Issuing Lender, and a Lender

		__	__	__	Filed herewith
10.16#	Comdata MasterCard Corporate Virtual Card Agreement, dated December 23, 2020, by and among AvidXchange, Inc. and Comdata Inc.	S-1	333-259632	10.21	September 17, 2021
10.17#	Amended and Restated Engagement Letter, dated February 19, 2021, AvidXchange, Inc. and Financial Technology Partners LP and FTP Securities LLC	S-1	333-259632	10.22	September 17, 2021
10.18	Lease Agreement, dated October 27, 2015, between Lex Charlotte AXC L.P. and AvidXchange, Inc.	S-1/A	333-259632	10.3	October 1, 2021
21.1	Subsidiaries of AvidXchange Holdings, Inc.	__	__	__	Filed herewith
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.	__	__	__	Filed herewith
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	__	__	__	Filed herewith
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	__	__	__	Filed herewith
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	__	__	__	Furnished herewith
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.	__	__	__	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	__	__	__	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	__	__	__	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	__	__	__	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	__	__	__	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	__	__	__	Filed herewith

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	__	__	__	Filed herewith

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

AvidXchange Holdings, Inc.

Date: March 1, 2023	By:	/s/ Joel Wilhite
Joel Wilhite
Chief Financial Officer (Authorized Signatory and Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Michael Praeger	Chief Executive Officer and Chairman of the Board	March 1, 2023
Michael Praeger	of Directors (Principal Executive Officer)

/s/ Joel Wilhite	Chief Financial Officer (Principal Financial and	March 1, 2023
Joel Wilhite	Accounting Officer)

/s/ Lance Drummond	Director	March 1, 2023
Lance Drummond

/s/ Matthew Harris	Director	March 1, 2023
Matthew Harris

/s/ James Hausman	Director	March 1, 2023
James Hausman

/s/ Teresa Mackintosh	Director	March 1, 2023
Teresa Mackintosh

/s/ James Michael McGuire	Director	March 1, 2023
James Michael McGuire

/s/ Wendy Murdock	Director	March 1, 2023
Wendy Murdock

/s/ Asif Ramji	Director	March 1, 2023
Asif Ramji

/s/ Sonali Sambhus	Director	March 1, 2023
Sonali Sambhus

AvidXchange Holdings, Inc.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS
AUDITED CONSOLIDATED FINANCIAL STATEMENTS
Report of Independent Registered Public Accounting Firm (PCAOB ID: 238)	F-2
Consolidated Balance Sheets as of December 31, 2022 and December 31, 2021	F-4
Consolidated Statements of Operations for the Years Ended December 31, 2022, 2021 and 2020	F-5
Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the Years Ended December 31, 2022, 2021 and 2020	F-6
Consolidated Statements of Cash Flows for the Years Ended December 31, 2022, 2021 and 2020	F-8
Notes to Consolidated Financial Statements	F-10

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of AvidXchange Holdings, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of AvidXchange Holdings, Inc. and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, of changes in convertible preferred stock and stockholders’ equity (deficit) and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO because a material weakness in internal control over financial reporting existed as of that date related to the lack of a sufficient complement of personnel with an appropriate level of accounting knowledge, training, and experience to appropriately analyze, record and disclose accounting matters timely and accurately.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness referred to above is described in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the 2022 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Restricted Funds Held for Customers and Payment Service Obligations

As described in Note 2 to the consolidated financial statements, restricted funds held for customers and the corresponding liability of payment service obligations, which totaled $1,283.8 million as of December 31, 2022, represent funds that are collected from customers for payments to their suppliers. The Company determines restricted funds held for customers and the corresponding payment services obligations balances by reconciling cash held by financial institutions and corresponding payments in transit at the end of each period. The balance of these obligations may fluctuate from period to period depending on the timing of the period end and the timing of when outstanding payments clear with financial institutions. The Company has obtained a money transmitter license in all states which require licensure. This model enables AvidXchange to provide commercial payment services to businesses through its “for the benefit of customer” (“FBO”) bank accounts that are restricted for such purposes. The restricted funds held for customers are restricted for the purpose of satisfying the customer’s supplier obligations and are not available for general business use by the Company. The Company maintains these funds in liquid cash accounts and contractually earns interest on these funds held for customers. These funds are recognized as a restricted cash asset and a corresponding liability is recorded for payments due to their suppliers on the Company’s consolidated balance sheets. Additionally, although the Company has largely phased out the model, it historically transmitted buyer customer funds using a legacy model pursuant to which buyer customer funds are held in trust accounts that are maintained and operated by a trustee pending distribution to suppliers in accordance with instructions provided through the Company’s platform. The Company is not the trustee or beneficiary of the trusts which hold these customer deposits; accordingly, the Company does not record these assets and offsetting liabilities on its consolidated balance sheets. The Company contractually earns interest on funds held for certain buyers. The amount of Company and bank customer funds held in all trust-related accounts was approximately $135.1 million as of December 31, 2022.

The principal considerations for our determination that performing procedures relating to restricted funds held for customers and payment service obligations is a critical audit matter are the high degree of audit effort in performing procedures and evaluating evidence related to management’s determination of restricted funds for customers and the corresponding liability of payment service obligations.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to restricted funds held for customers and the corresponding liability of payment service obligations, specifically controls related to the matching of cleared payments and the reconciliation of outstanding payments. These procedures also included, among others (i) confirming the existence and accuracy of cash balances for all FBO and trust-related bank accounts and (ii) for the restricted funds held for customers and payment service obligations reconciliation as of December 31, 2022, (a) testing the mathematical accuracy; (b) testing the completeness and accuracy of the reconciling items, including outstanding payments; and (c) agreeing the balance per the reconciliation to the amounts recorded and disclosed in the financial statements.

/s/ PricewaterhouseCoopers LLP

Charlotte, North Carolina

March 1, 2023

We have served as the Company’s auditor since 2017.

AvidXchange Holdings, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	As of December 31,
	2022	2021
Assets
Current assets
Cash and cash equivalents	$350,563	$562,817
Restricted funds held for customers	1,283,824	1,242,346
Marketable securities	110,986	-
Accounts receivable, net of allowances of $3,123 and $2,283, respectively	39,668	30,965
Supplier advances receivable, net of allowances of $1,872 and $1,105, respectively	10,016	11,520
Prepaid expenses and other current assets	12,561	10,237
Total current assets	1,807,618	1,857,885
Property and equipment, net	103,892	106,227
Operating lease right-of-use assets	2,343	3,278
Deferred customer origination costs, net	28,284	28,276
Goodwill	165,921	165,921
Intangible assets, net	98,749	100,455
Other noncurrent assets and deposits	5,189	4,261
Total assets	$2,211,996	$2,266,303
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$13,453	$17,142
Accrued expenses	73,535	56,082
Payment service obligations	1,283,824	1,242,346
Deferred revenue	12,063	9,530
Current portion of contingent consideration	-	688
Current maturities of lease obligations under finance leases	477	670
Current maturities of lease obligations under operating leases	1,380	1,048
Current maturities of long-term debt	6,425	4,800
Total current liabilities	1,391,157	1,332,306
Long-term liabilities
Deferred revenue, less current	17,487	20,350
Contingent consideration, less current portion	70	70
Obligations under finance leases, less current maturities	61,974	61,172
Obligations under operating leases, less current maturities	4,657	3,448
Long-term debt	75,912	119,880
Other long-term liabilities	3,295	6,022
Total liabilities	1,554,552	1,543,248
Commitments and contingencies
Stockholders' equity
Preferred stock, $0.001 par value; 50,000,000 shares authorized, no shares issued and outstanding as of December 31, 2022 and 2021	-	-
Common stock, $0.001 par value; 1,600,000,000 shares authorized as of December 31, 2022 and 2021; 199,433,998 and 196,804,844 shares issued and outstanding as of December 31, 2022 and 2021, respectively	199	197
Additional paid-in capital	1,632,080	1,594,780
Accumulated deficit	(974,835)	(871,922)
Total stockholders' equity	657,444	723,055
Total liabilities and stockholders' equity	$2,211,996	$2,266,303

The accompanying notes are an integral part of these consolidated financial statements.

AvidXchange Holdings, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share data)

	Year Ended December 31,
	2022	2021	2020
Revenues	$316,350	$248,409	$185,928
Cost of revenues (exclusive of depreciation and amortization expense)	117,864	100,090	83,755
Operating expenses
Sales and marketing	77,733	63,939	47,910
Research and development	83,905	65,147	44,500
General and administrative	91,384	95,817	56,395
Impairment and write-off of intangible assets	-	1,412	924
Depreciation and amortization	32,842	30,738	27,514
Total operating expenses	285,864	257,053	177,243
Loss from operations	(87,378)	(108,734)	(75,070)
Other income (expense)
Interest income	7,164	661	1,675
Interest expense	(20,749)	(20,108)	(20,080)
Change in fair value of derivative instrument	-	(26,128)	(7,537)
Charge for amending financing advisory engagement letter - related party	-	(50,000)	-
Other expenses	(13,585)	(95,575)	(25,942)
Loss before income taxes	(100,963)	(204,309)	(101,012)
Income tax expense (benefit)	321	(4,660)	234
Net loss	$(101,284)	$(199,649)	$(101,246)

Deemed dividend on preferred stock	-	(9,500)	(43,414)
Accretion of convertible preferred stock	-	(15,141)	(21,682)
Net loss attributable to common stockholders	$(101,284)	$(224,290)	$(166,342)
Net loss per share attributable to common stockholders, basic and diluted	$(0.51)	$(2.64)	$(3.34)
Weighted average number of common shares used to compute net loss per share attributable to common stockholders, basic and diluted	198,045,805	85,061,417	49,738,252

The accompanying notes are an integral part of these consolidated financial statements.

AvidXchange Holdings, Inc.

Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share and per share data)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)

	Shares	Amount	Shares	Amount
Balances at December 31, 2019	29,007,861	$720,835	44,014,700	$44	$11,799	$(423,625)	$(411,782)
Exercise of stock options and warrants	-	-	613,296	1	1,877	-	1,878
Common stock issued for acquisition	-	-	488,704	-	5,988	-	5,988
Stock-based compensation	-	-	-	-	1,630	-	1,630
Vesting of warrants issued in connection with consulting services	-	-	-	-	101	-	101
Common shares issuance, net	-	-	17,988,020	18	206,203	-	206,221
Common stock repurchased	-	-	(13,049,840)	(13)	(1,573)	(147,215)	(148,801)
Series F preferred issuance, net	2,040,316	93,632	-	-	-	-	-
Redemption of redeemable convertible preferred stock	(966,181)	(3,524)	-	-	-	-	-
Premium paid on redemption of redeemable convertible preferred stock	-	-	-	-	(43,414)	-	(43,414)
Accretion of convertible preferred stock	-	21,682	-	-	(21,495)	(187)	(21,682)
Net loss	-	-	-	-	-	(101,246)	(101,246)
Balances at December 31, 2020	30,081,996	$832,625	50,054,880	$50	$161,116	$(672,273)	$(511,107)
Exercise of stock options	-	-	960,765	1	2,819	-	2,820
Common stock issued for acquisition	-	-	2,529,944	3	30,997	-	31,000
Common stock issued as contingent consideration	-	-	40,804	-	500	-	500
Fair value of call option at acquisition	-	-	-	-	(4,118)	-	(4,118)
Stock-based compensation	-	-	-	-	21,428	-	21,428
Issuance of common stock upon initial public offering, net of underwriting discounts, commissions and other offering costs, including exercise of overallotment option	-	-	26,944,928	27	627,954	-	627,981
Issuance of common stock in connection with amended agreement - related party	-	-	4,080,636	4	49,996	-	50,000
Shares issued upon net settlement of warrants	-	-	740,190	1	(1)	-	-
Repurchase of common stock through call option	-	-	(1,310,777)	(1)	1	-	-
Options issued in connection with bonus program	-	-	-	-	49	-	49
Redemption of senior convertible preferred stock	(2,722,166)	(159,500)	-	-	-	-	-
Premium paid on redemption of senior convertible preferred stock	-	-	-	-	(9,500)	-	(9,500)
Accretion of convertible preferred stock	-	15,141	-	-	(15,141)	-	(15,141)
Conversion of convertible preferred stock to common stock upon initial public offering	(27,359,830)	(688,266)	111,142,439	111	688,155	-	688,266
Conversion of convertible common stock liability to common stock upon initial public offering	-	-	1,455,306	1	36,382	-	36,383
Value of donated common stock	-	-	165,729	-	4,143	-	4,143
Net loss	-	-	-	-	-	(199,649)	(199,649)
Balances at December 31, 2021	-	$-	196,804,844	$197	$1,594,780	$(871,922)	$723,055

AvidXchange Holdings, Inc.

Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders’ Equity (Deficit) (continued)

(in thousands, except share and per share data)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)

	Shares	Amount	Shares	Amount
Balances at December 31, 2021	-	$-	196,804,844	$197	$1,594,780	$(871,922)	$723,055
Cumulative effect adjustment from adoption of new accounting standard for current estimated credit losses	-	-	-	-	-	(1,000)	(1,000)
Cumulative effect adjustment from adoption of new accounting standard related to stock-based compensation	-	-	-	-	629	(629)	-
Exercise of stock options	-	-	411,564	-	1,448	-	1,448
Issuance of common stock upon vesting of restricted stock units, net of shares surrendered for taxes	-	-	1,808,288	2	(2)	-	-
Issuance of common stock for settlement of contingent consideration	-	-	20,564	-	344	-	344
Issuance of common stock under Employee Stock Purchase Plan, or ESPP	-	-	223,009	-	1,570	-	1,570
Stock-based compensation expense	-	-	-	-	31,011	-	31,011
Stock-based compensation expense for ESPP	-	-	-	-	827	-	827
Value of donated common stock	-	-	165,729	-	1,473	-	1,473
Net loss	-	-	-	-	-	(101,284)	(101,284)
Balances at December 31, 2022	-	$-	199,433,998	$199	$1,632,080	$(974,835)	$657,444

The accompanying notes are an integral part of these consolidated financial statements.

AvidXchange Holdings, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities
Net loss	$(101,284)	$(199,649)	$(101,246)
Adjustments to reconcile net loss to net cash used by operating activities
Depreciation and amortization expense	32,842	30,738	27,514
Amortization of deferred financing costs	1,357	1,357	1,182
Provision for doubtful accounts	4,989	2,147	1,442
Stock-based compensation	31,838	21,428	1,630
Fair value adjustment of contingent consideration	-	(122)	-
Warrants vested in connection with consulting services	-	-	101
Accrued interest	815	881	913
Impairment and write-off on intangible and right-of-use assets	2,777	1,412	997
Loss on fixed asset disposal	36	36	14
Amortization of investments held to maturity	(2,108)	-	-
Debt extinguishment loss	1,579	-	-
Value of donated common stock	1,473	4,143	-
Noncash expense on contract modification - related party	-	50,000	-
Fair value adjustment to derivative instrument	-	26,128	7,537
Deferred income taxes	216	(4,728)	181
Changes in operating assets and liabilities
Accounts receivable	(10,289)	(4,713)	(5,711)
Prepaid expenses and other current assets	(2,324)	(1,759)	(1,245)
Other noncurrent assets	(707)	(2,367)	359
Deferred customer origination costs	(8)	(4,152)	(2,876)
Accounts payable	(3,385)	(12,377)	14,149
Deferred revenue	(330)	21,910	289
Accrued expenses and other liabilities	14,036	1,560	11,619
Operating lease liabilities	(224)	(540)	(978)
Total adjustments	72,583	130,982	57,117
Net cash used in operating activities	(28,701)	(68,667)	(44,129)
Cash flows from investing activities
Purchases of equipment	(3,149)	(1,395)	(703)
Purchases of real estate	(767)	(14,050)	25
Purchases of intangible assets	(24,655)	(16,931)	(11,346)
Proceeds from sales of property and equipment	-	5	-
Purchases of short-term investments held to maturity	(385,022)	-	-
Proceeds from maturity of short-term investments held to maturity	276,144	-	-
Acquisition of business, net of cash acquired	-	(46,089)	(19,829)
Contingent consideration and deferred obligation payments near acquisition date	-	(1,292)	-
Supplier advances, net	(2,899)	(4,355)	(4,707)
Net cash used in investing activities	(140,348)	(84,107)	(36,560)
Cash flows from financing activities
Proceeds from issuance of common stock upon initial public offering, net of underwriting discounts and commissions and other offering costs, including exercise of overallotment option	-	627,981	-
Proceeds from the issuance of long-term debt	67,367	3,471	4,472
Repayments of long-term debt	(106,390)	-	-
Principal payments on land promissory note	(4,800)	(1,000)	(1,000)
Principal payments on finance leases	(844)	(1,139)	(1,582)
Proceeds from issuance of preferred and common stock	1,448	2,820	322,288
Proceeds from issuance of shares under ESPP	1,570	-	-
Common stock repurchased	-	-	(148,763)
Convertible preferred stock redeemed	-	(169,000)	(46,980)
Transaction costs related to issuance of stock	-	-	(1,327)
Transaction costs related to issuance of stock - related party	-	-	(19,227)
Debt issuance costs	(1,212)	-	-
Payment on earn-out agreement	(344)	-	-
Payment service obligations	41,478	1,104,726	85,913
Net cash (used in) provided by financing activities	(1,727)	1,567,859	193,794
Net (decrease) increase in cash, cash equivalents, and restricted funds held for customers	(170,776)	1,415,085	113,105
Cash, cash equivalents, and restricted funds held for customers

AvidXchange, Inc.

Unaudited Consolidated Statements of Cash Flows (continued)

(in thousands)

Cash, cash equivalents, and restricted funds held for customers, beginning of year	1,805,163	390,078	276,973
Cash, cash equivalents, and restricted funds held for customers, end of year	$1,634,387	$1,805,163	$390,078
Supplementary information of noncash investing and financing activities
Right-of-use assets obtained in exchange for new finance lease obligations	$712	$174	$544
Right-of-use assets obtained in exchange for new operating lease obligations	2,831	877	163
Purchase of real estate in exchange for promissory note	-	21,500	-
Common stock issued on conversion of convertible preferred stock and convertible common stock liability	-	724,649	-
Common stock issued in business combination	-	31,000	5,988
Common stock issued as contingent consideration	344	500	-
Initial fair value of contingent consideration and deferred payment obligation at acquisition date	-	2,672	-
Property and equipment and intangible asset purchases in accounts payable and accrued expenses	400	768	-
Interest paid on notes payable	12,880	10,486	10,798
Interest paid on finance leases	5,774	7,384	7,187
Options issued in connection with bonus compensation	-	49	-

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

In January 2022, AvidXchange purchased a customer list and a non-compete agreement from PayClearly, a company in the media payments business. See Note 9 for information regarding intangible assets.

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

Presentation of Convertible Preferred Stock

The Company’s convertible preferred stock was classified as mezzanine equity separate from all other stockholders’ equity accounts that are classified as permanent equity (e.g., common stock and accumulated deficit). The purpose of this classification was to convey that such securities may not be permanently part of equity and could result in a demand for cash or other assets of the entity in the future based on passage of time or upon the occurrence of certain events outside of the Company’s control.

The Company’s convertible preferred stock was initially recorded at its original issuance price, net of issuance costs. The Company accreted the carrying amount of the convertible preferred stock using the interest method until January 2021 when it became probable that the instrument would not become redeemable, except for senior preferred stock which the Company continued to accrete until the IPO. These increases were recorded as charges against retained earnings, if any. In the absence of retained earnings, the amounts are recorded against the available balance of additional paid-in capital that has been generated from cash transactions until reduced to zero and any additional amounts are charged to accumulated deficit. Changes in the redemption value or the redemption date are considered to be changes in accounting estimates.

In conjunction with the closing of its IPO on October 15, 2021, the convertible preferred stock was converted into shares of common stock. See Note 9 for information regarding these transactions.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities as of and during the reporting period. The Company bases estimates and assumptions on historical experience when available and on various factors that it believes to be reasonable under the circumstances. Significant estimates reflected in these consolidated financial statements include, but are not limited to, the allowance for credit losses, useful lives assigned to fixed and intangible assets, capitalization of internal-use software, deferral of customer origination costs, the fair value of intangible assets acquired in a business combination, the fair value of goodwill, the recoverability of deferred income taxes, the fair value of common stock prior to the IPO, and the fair value of the convertible common stock liability (or the “derivative instrument.”) The Company assesses estimates on an ongoing basis; however, actual results could materially differ from those estimates.

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

Restructuring costs

On September 21, 2022, the Company initiated a restructuring plan to generate cost savings and improve effectiveness of the organization which resulted in a reduction in the Company’s U.S. workforce. The plan was implemented and completed in the second half of 2022. The Company recorded restructuring costs of $1,526 in the second half of 2022 from one-time severance charges. Restructuring costs are included in general and administrative expenses in the consolidated statements of operations.

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

Revenue Recognition

Refer to Note 3 Revenue from Contracts with Customers for information related to the Company’s revenue recognition.

Concentrations

Significant Services

A substantial portion of the Company’s revenue is derived from interchange fees earned on payment transactions processed as virtual commercial cards (“VCC”). The Company utilizes service providers to process these transactions. For the year ended December 31, 2022, revenue from two service providers individually represented more than 10% of total revenues. These two providers, in the aggregate, represented 53% of total revenues for the year ended December 31, 2022, and represented 56% of accounts receivable, net as of December 31, 2022. As of December 31, 2021, one significant provider represented 53% of accounts receivable, net, and revenue from that single significant provider represented 47% and 50% of total revenues for the year ended December 31, 2021 and 2020, respectively. As of December 31, 2021, 13% of accounts receivable, net was comprised of amounts due from a second VCC service provider.

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

Restricted Funds Held for Customers and Payment Service Obligations

Restricted funds held for customers and the corresponding liability of payment service obligations represent funds that are collected from customers for payments to their suppliers. The Company determines the balances of restricted funds held for customers, and the corresponding payment services obligations, by reconciling cash held by financial institutions and the corresponding payments in transit at the end of each period. The balance of these obligations may fluctuate from period to period depending on the timing of the period end and the timing of when outstanding payments clear with financial institutions. The Company is registered as a money services business with the Financial Crimes Enforcement Network. Payment service obligations are comprised of outstanding daily transaction liabilities per state regulatory average daily transaction liability report requirements and other unregulated settlements with payees, which do not constitute a regulatory liability event under reporting requirements.

	As of December 31,
	2022	2021
Outstanding Transaction Liabilities	$1,242,155	$1,210,342
Other unregulated settlements	41,669	32,004
Total payment service obligations	$1,283,824	$1,242,346

The Company historically transmitted buyer customer funds using a legacy model, pursuant to which buyer customer funds are held in trust accounts that are maintained and operated by a trustee pending distribution to suppliers in accordance with instructions provided through the Company's platform. The Company is not the trustee or beneficiary of the trusts which hold these buyer deposits; accordingly, the Company does not record these assets and offsetting liabilities on its consolidated balance sheets. The Company has largely phased out this model, although certain banks that resell our products and services continue to leverage a similar structure. The Company contractually earns interest on funds held for certain buyers. The amount of Company and bank customer funds held in trust-related accounts was approximately $135,058 and $123,643 as of December 31, 2022 and 2021, respectively.

The Company has also obtained a money transmitter license in all states which require licensure. This model enables AvidXchange to provide commercial payment services to businesses through its “for the benefit of customer” bank accounts, also known as FBO, that are restricted for such purposes. The restricted funds held for customers are restricted for the purpose of satisfying the customer’s supplier obligations and are not available for general business use by the Company. The Company maintains these funds in liquid cash accounts and contractually earns interest on these funds held for customers. These funds are

AvidXchange Holdings, Inc.

Notes to the Consolidated Financial Statements

(in thousands, except share and per share data)

recognized as a restricted cash asset and a corresponding liability is recorded for payments due to their suppliers on the Company’s consolidated balance sheets. Restricted funds held for customers are included in the cash and cash equivalents on the consolidated statements of cash flows. The Company has transitioned most of payment transmission activity to the money transmitter license model.

Marketable Securities

The Company invests its excess cash in marketable U.S. government backed securities, short-term corporate bonds, and commercial paper. The Company’s policy focuses on high credit quality investments and its objective is the preservation of capital, liquidity, and return. To reflect its intentions, the Company classifies its marketable securities as held-to-maturity at the time of purchase. As a result, the marketable securities are recorded at amortized cost and any gains or losses realized upon maturity are reported in other income (expense) in the consolidated statements of operations.

The marketable securities are subject to the expected credit loss model prescribed under Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses of Financial Instruments. The Company utilizes a lifetime expected credit loss measurement objective for the recognition of credit losses for held-to-maturity securities at the time of purchase. The Company measures the expected credit loss on its held-to-maturity portfolio on a collective basis by major security type. The expected credit losses are adjusted each period for changes in expected lifetime credit losses based upon historical default and recovery rates of bonds rated with the same rating as its portfolio and assessment of the expected impact from current economic conditions on its investments.

Accounts Receivable, Supplier Advances and Allowance for Credit Losses

Accounts receivable represent amounts due from the Company’s VCC service providers for interchange fees earned and from buyer customers who have been invoiced for the use of the Company’s software offerings, but for who payments have not been received. Accounts receivable from VCC service providers are presented net of an allowance for transactions subsequently cancelled that do not ultimately settle through the payment network. Accounts receivable from buyer customers are presented net of an allowance for credit losses. The Company estimates expected credit losses related to accounts receivable balances based on a review of available and relevant information including current economic conditions, projected economic conditions, historical loss experience, account aging, and other factors that could affect collectability. Expected credit losses are determined individually or collectively depending on whether the accounts receivable balances share similar risk characteristics. The allowance for VCC transactions subsequently cancelled and the allowance for buyer customer’s credit losses are assessed at each period end and are recognized as a reduction of payment processing revenue and as bad debt expense within general and administrative expenses, respectively, in the consolidated statements of operations. A buyer customer receivable is written off against the allowance when it is determined that all collection efforts have been exhausted and the potential for recovery is considered remote. Historically, losses related to customer nonpayment have been immaterial and most of the accounts receivable balances have been current.

Supplier advances receivable represent amounts that have been advanced as part of the AvidXchange’s Invoice Accelerator product but have not been collected. Advances are collected from the buyer customer once the buyer initiates the transfer of funds for the invoice that was previously advanced. If the buyer does not transfer the funds as expected, the Company is exposed to losses. The Company’s experience with such delinquencies by buyer customers have been immaterial. Supplier advances receivable are stated net of expected credit losses. The Company estimates expected credit losses related to supplier advances receivable balances based on a review of available and relevant information including current economic conditions, projected economic conditions, historical loss experience, account aging, and other factors that could affect collectability. Expected credit losses are determined individually or collectively depending on whether the accounts receivable balances share similar risk characteristics. The allowance for credit losses for supplier advances is assessed at period end and the measurement of the allowance is included as a component of cost of revenues in the Company’s consolidated statements of operations. Supplier advances receivable balances are charged against the allowance when the Company determines it is probable the receivable will not be recovered after collection efforts and legal actions have been exhausted. The Company classifies the fees charged to supplier customers as cash flows from operating activities with the remaining accelerated advancements and recoupments classified as cash flows from investing activities on a net basis within the consolidated statements of cash flows.

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

Leases

The Company accounts for leases under ASC 842, Leases, and elected the following accounting policies and practical expedients related to this standard:

•
The options to not reassess prior conclusions related to the identification, classification, and accounting for initial direct costs for leases that commenced prior to January 1, 2020;
•
Short-term lease accounting policy election allowing lessees to not recognize right-of-use assets and liabilities for leases with a term of 12 months or less, and;
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

ROU assets represent the Company’s right to use an underlying asset for the lease term and the corresponding lease liabilities represent its obligation to make lease payments arising from the lease. ROU lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. The lease ROU asset is recognized based on the lease liability, adjusted for any rent payments or initial direct costs incurred, or tenant incentives received. The Company’s lease terms may include options to extend or terminate the lease. These options are reflected in the ROU asset and lease liability when it is reasonably certain that the Company will exercise the option. The Company reassesses the lease term if and when a significant event or change in circumstances occurs within the control of the Company, such as construction of significant leasehold improvements that are expected to have economic value when the option becomes exercisable.

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

The Company evaluates ROU assets for indicators of impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. For leased assets, such circumstances would include the decision to abandon a leased facility prior to the end of the non-cancellable lease term or to sublease it for cash flows that do not fully cover the costs of the associated lease. The impairment evaluation is performed at the lowest level of identifiable cash flows and if it indicates that the carrying amount of the ROU assets may not be recoverable, any potential impairment is measured based upon the fair value of the related ROU asset or asset group.

Intangible Assets and Goodwill

The Company capitalizes costs related to the development of its software services and certain projects for internal use in accordance with ASC 350, Intangibles – Goodwill and Other. These capitalized costs are primarily related to the integrated invoice

AvidXchange Holdings, Inc.

Notes to the Consolidated Financial Statements

(in thousands, except share and per share data)

processing and payment solutions and services hosted by the Company and accessed by its customers on a subscription and transaction basis. Costs incurred in the preliminary stages of development are expensed as incurred. Once an application has reached the development stage, internal and external costs, if direct, are capitalized until the software is substantially complete and ready for its intended use. The Company also capitalizes costs related to specific upgrades and enhancements when it is probable the expenditures will result in additional functionality. Capitalized costs are recorded as part of Intangible assets, net. Maintenance and training costs are expensed as incurred. Internally developed software is amortized on a straight-line basis over its estimated useful life, generally three years.

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

The Company evaluates goodwill for impairment as of October 31 of each year or more frequently if events or changes in circumstances indicate that goodwill might be impaired. The Company is comprised of a single reporting unit. The Company has the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of the Company is less than the carrying amount, including goodwill. If it is determined that it is more likely than not that the fair value of the Company is less than the carrying amount, a quantitative assessment is performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge is recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value, not to exceed the total amount of goodwill allocated to that reporting unit. The Company also has the option to bypass the qualitative assessment and perform the quantitative assessment.

Stock-Based Compensation

Compensation cost for stock-based awards issued to employees and outside directors, including stock options and restricted stock units (“RSUs”), is measured at fair value on the date of grant.

The fair value of stock options is estimated using a Black-Scholes option-pricing model, while the fair value of RSUs is determined using the fair value of the Company’s underlying common stock. Stock-based compensation expense is recognized on a straight-line basis over the requisite service period of the award. Stock-based compensation expense for RSUs with performance conditions is recognized over the requisite service period on an accelerated-basis as long as the performance condition in the form of a specified liquidity event is probable to occur. In the case of equity issued in lieu of a cash bonus, expense is recognized in the period the cash bonus was earned.

Common Stock Repurchases

The Company is incorporated in the State of Delaware. Under the laws of that state, shares of its own common stock that are acquired by the Company constitute authorized but unissued shares. The cost of the acquisition by the Company of shares of its own stock in excess of the aggregate par value of the shares first reduces additional paid-in-capital, to the extent available, with any residual cost applied as an increase to accumulated deficit.

Net Loss per Share

Basic net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted average number of common shares outstanding during the period and, if dilutive, the weighted average number of potential shares of common stock. Net loss per share attributable to common stockholders is calculated using the two-class method, which is an earnings allocation formula that determines net loss per share for the holders of the Company’s common shares and participating securities, if any. Net loss attributable to common stockholders and participating preferred shares are allocated to each share on an as-converted basis as if all of the earnings for the period had been distributed. If the participating securities do not include a contractual obligation to share in losses of the Company, then they are not included in the calculation of net loss per share in the periods in which a net loss is recorded.

Diluted net loss per share is computed using the more dilutive of (a) the two-class method or (b) the if-converted method. The Company allocates earnings first to preferred stockholders based on dividend rights and then to common and preferred stockholders based on ownership interests. The weighted average number of common shares included in the computation of diluted net loss gives effect to all potentially dilutive common equivalent shares, including outstanding stock options and

AvidXchange Holdings, Inc.

Notes to the Consolidated Financial Statements

(in thousands, except share and per share data)

convertible preferred stock. Common stock equivalent shares are excluded from the computation of diluted net loss per share if their effect is antidilutive. In periods in which the Company reports a net loss attributable to common stockholders, diluted net loss per share attributable to common stockholders is generally the same as basic net loss per share attributable to common stockholders since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive.

Advertising Costs

Advertising and marketing costs are included in operating expenses and are expensed as incurred. The Company incurred advertising and marketing costs of approximately $8,310, $5,964 and $3,910 for the years ended December 31, 2022, 2021 and 2020, respectively.

Research and Development

The Company expenses research and development costs as incurred. Research and development expenses consist primarily of engineering and product development, including employee compensation and the costs of outside contractors.

Income Taxes

Deferred income taxes are provided for temporary differences between the basis of the Company’s assets and liabilities for financial reporting and income tax purposes. Deferred tax assets and liabilities represent future tax return consequences for those differences which will either be deductible or taxable when the assets or liabilities are recovered or settled. Deferred tax assets and liabilities, along with any related valuation allowance, are classified as noncurrent on the Company's consolidated balance sheets.

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

The Company recognizes all material tax positions, including uncertain tax positions, when it is more-likely-than-not that the position will be sustained based on its technical merits and if challenged by the relevant tax authorities. All tax years since 2019 are open for potential examination by taxing authorities as of December 31, 2022. However, tax authorities may have the right to examine prior periods where net operating losses or tax credits were generated and carried forward. The tax authorities may make adjustments up to the amount of the net operating loss or credit carryforward. The Company’s policy is to record interest and penalties related to uncertain tax positions in income tax expense.

Retirement Plan

The Company has a 401(k) defined contribution plan. Under the plan, each employee meeting the minimum age requirement and with at least one month of service is eligible to participate. Vested benefits vary in accordance with years of credited service. The Company matching contribution is 100 percent of the first 3 percent and 50 percent of the next 2 percent of compensation that a participant contributes to the plan. The Company made contributions of $4,817, $3,855 and $3,111 to the plan, net of forfeitures, for eligible and participating employees for the years ended December 31, 2022, 2021 and 2020, respectively. Contributions are subject to certain IRS limitations.

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

The Company has established a ‘rabbi trust’ that serves as an investment to shadow the deferred compensation plan liability. The assets of the rabbi trust primarily consist of trust-owned life insurance policies which are recorded at cash surrender value and are included in other noncurrent assets. The change in cash surrender value of the life insurance policies in the rabbi trust is recorded in other income (expense) on the Company's consolidated statements of operations. The assets of the rabbi trust are general assets of the Company and as such, would be subject to the claims of creditors in the event of bankruptcy or insolvency. The related deferred compensation liabilities are included in other long-term liabilities.

AvidXchange Holdings, Inc.

Notes to the Consolidated Financial Statements

(in thousands, except share and per share data)

The Company has recorded these assets and liabilities at their fair value. In association with this plan, $1,611 and $1,343 were included in other noncurrent assets and $1,803 and $1,387 were included in noncurrent liabilities as of December 31, 2022 and 2021, respectively, on the Company's consolidated balance sheets.

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

Fair Value Measurements

The Company’s financial instruments consist of cash and cash equivalents, marketable securities, trade receivables, assets of the rabbi trust, AP, deferred compensation liabilities, debt, and, prior to the Company's IPO, the liability related to the convertible common stock conversion feature. The carrying amount of cash, trade receivables, and AP approximate fair value due to the short-term maturity. The estimated fair value of long- term debt is based on borrowing rates currently available to the Company for similar debt issues. The fair value approximates the carrying value of long-term debt. Marketable securities are classified as held-to-maturity and carried at amortized cost.

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

The convertible common stock liability, which was converted on October 15, 2021 in connection with the Company's IPO, was stated at fair value and was considered a Level 3 input because the fair value measurement was based, in part, on significant inputs not observed in the market. The Company determined the fair value of the convertible common stock liability based on the Black-Scholes option-pricing model which utilizes the value of shares sold in the Company’s latest preferred stock financing and allocates the estimated equity value of the Company to each class of the Company’s outstanding securities using an option-pricing back-solve model, then a Monte Carlo simulation technique to estimate fair value of the convertible common stock liability.

Emerging Growth Company Status

Prior to December 31, 2022, the Company was an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until those standards apply to private companies. The Company had elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that it is (i) no longer an emerging growth company or (ii) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. As a result, for periods ending on or before December 31, 2021, the Company's financial statements may not be comparable to companies that complied with the new or revised accounting pronouncements as of public company effective dates. The JOBS Act does not preclude an emerging growth company from early adopting new or revised accounting standards. The Company lost its status as an emerging growth company as of December 31, 2022. As a result of this status change, the Company adopted ASU 2016-13, Financial Instruments, Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments as of January 1, 2022. See Recently Adopted Accounting Standards below for additional information.

AvidXchange Holdings, Inc.

Notes to the Consolidated Financial Statements

(in thousands, except share and per share data)

New Accounting Pronouncements

Recently Adopted Accounting Standards

In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-13, Financial Instruments, Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which amends the guidance on the impairment of financial instruments by requiring measurement and recognition of expected credit losses for most financial assets, including trade receivables, and other instruments that are not measured at fair value through net income (the “CECL” framework). ASU 2016-13 was effective for public business entities for fiscal years beginning after December 15, 2019. Under the Company's prior status as an emerging growth company, the Company had delayed the adoption of ASU 2016-13. However, the Company lost its status as an emerging growth company on December 31, 2022, and ASU 2016-13 became effective for the Company as of January 1, 2022. On adoption, the Company recorded approximately $1,000 cumulative effect adjustment to accumulated deficit in connection with expected credit losses on its accounts receivable and supplier advances receivable. The adoption had an insignificant impact on the 2022 information presented in the Company’s 2022 quarterly reports on Form 10-Q.

On January 1, 2022, the Company elected to recognize forfeitures as they occur as permitted under the guidance in ASU No. 2016-09, Compensation - Stock Compensation (Topic 718) - Improvements to Employee Share-Based Payment Accounting. Among other things, this ASU permits entities to make an accounting policy election to either estimate forfeitures on share-based payment awards, as previously required, or to recognize forfeitures as they occur. This election resulted in a $629 cumulative effect adjustment to the Company's accumulated deficit as of January 1, 2022.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes which simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. This standard was effective for public business entities for fiscal years, and interim periods within those years, beginning after December 15, 2020. As an emerging growth company, the effective date for the Company was January 1, 2022 for annual reporting periods and January 1, 2023 for interim periods. Adoption of this standard did not impact the Company's financial statements.

Accounting Pronouncements Issued but Not Yet Adopted

In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. This standard requires contract assets and contract liabilities from contracts with customers that are acquired in a business combination to be recognized and measured as if the acquirer had originated the original contract. For public business entities, it is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Entities should apply the provisions of the new standard prospectively to business combinations occurring on or after the effective date of the standard. Early adoption is permitted, including adoption in an interim period. The Company does not expect an impact upon the adoption of this guidance.

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

Software Revenue

Software revenue is tailored specifically to the Company’s buyer customers and include AvidInvoice, AvidPay, AvidUtility, AvidBill, Create-a-Check, Avid for NetSuite, Strongroom Payables Lockbox, ASCEND and TimberScan. These various offerings address the specific needs of buyers and together they comprise the Company’s suite of cloud-based solutions designed to manage invoices and automate the AP function. Revenues are derived from mostly long-term contracts with middle-market customers. The vast majority of the revenues are comprised of 1) fees calculated based on number of invoice and payment transactions processed, 2) recurring maintenance or subscription fees, or 3) some combination thereof. Fees for the Company’s services are typically billed and paid on a monthly basis. The Company’s core performance obligation is to stand ready to provide holistic AP

AvidXchange Holdings, Inc.

Notes to the Consolidated Financial Statements

(in thousands, except share and per share data)

management services and process as many invoices and/or payments as the buyer customer requests on a daily basis over the contact term. The unspecified quantity of the service meets the criteria for variable consideration, where the variability is resolved daily as the services are performed. Accordingly, the promise to stand ready is accounted for as a single-series performance obligation and revenue is recognized based on the services performed each day.

Included in software revenue is software maintenance and subscription fee revenue, which is recognized ratably over the term of the applicable service period, generally 12 months for Create-a-Check, Avid for NetSuite and TimberScan customers, and generally 60 months for ASCEND customers.

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

Software offerings are also sold to end customers through reseller partners. The Company evaluated whether it is the principal or the agent in these arrangements. The reseller partners directly contract with the end customers and are ultimately responsible for the fulfillment of the services. The Company may have some discretion in determining the fee charged to the end customer, but always in conjunction with the reseller partner. Therefore, in most reseller partner arrangements, the Company acts as an agent and performs the services as directed by and on behalf of the reseller partner and recognizes revenue on a net basis in the amount to which it expects to be entitled, excluding the revenue share earned by the reseller partner.

Taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction, that are collected by the Company from a customer, are excluded from revenue.

Payment Revenue

Payment revenue includes (i) interchange fees earned on payment transactions processed as VCC, (ii) fees from supplier product offerings, and (iii) interest on funds held for buyers pending disbursement.

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

AvidXchange Holdings, Inc.

Notes to the Consolidated Financial Statements

(in thousands, except share and per share data)

Disaggregation of Revenue

The table below presents the Company’s revenues disaggregated by type of services performed.

	Year ended December 31,
	2022	2021	2020
Software revenue	$99,541	$87,885	$68,063
Payment revenue	213,842	157,930	115,745
Services revenue	2,967	2,594	2,120
Total revenues	$316,350	$248,409	$185,928

Contract Assets and Liabilities

The Company’s rights to payments are not conditional on any factors other than the passage of time, and as such, AvidXchange does not have any contract assets. Contract liabilities consist primarily of advance cash receipts for services (deferred revenue) and are recognized as revenue when the services are provided.

The table below presents information on accounts receivable and contract liabilities.

	As of December 31,
	2022	2021
Trade accounts receivable, net	$14,152	$9,797
Payment processing receivable, net	25,516	21,168
Accounts receivable, net	$39,668	$30,965
Contract liabilities	$29,550	$29,880

Significant changes in the contract liabilities balance are as follows:

	Year Ended December 31,
	2022	2021
Revenue recognized included in beginning of period balance	$(7,849)	$(6,095)
Cash received, excluding amounts recognized as revenue during the period	7,519	28,005

The table below presents a summary of changes in the Company’s allowance for credit losses:

	Accounts Receivable	Supplier Advances
	Allowance	Receivable Allowance

Allowance for credit losses, December 31, 2019	$1,411	$588
Amounts charged to contra revenue, cost of revenues and expenses	551	1,070
Amounts written off as uncollectable	(193)	(675)
Recoveries of amounts previously written off	-	116
Allowance for credit losses, December 31, 2020	1,769	1,099
Amounts charged to contra revenue, cost of revenues and expenses	729	1,400
Amounts written off as uncollectable	(215)	(1,757)
Recoveries of amounts previously written off	-	363
Allowance for credit losses, December 31, 2021	2,283	1,105
Adjustment to allowance on adoption of ASU 2016-13	400	600
Amounts charged to contra revenue, cost of revenues and expenses	930	2,550
Amounts written off as uncollectable	(490)	(3,524)
Recoveries of amounts previously written off	-	1,141
Allowance for credit losses, December 31, 2022	$3,123	$1,872

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

The Company’s remaining performance obligation consists of contracts with financial institutions who are using the ASCEND solution. These contracts generally have a duration of two to five years and contain fixed maintenance fees that are considered fixed price guarantees. Remaining performance obligation consisted of the following:

	Current	Noncurrent	Total
As of December 31, 2022	$15,143	$22,546	$37,689
As of December 31, 2021	13,339	23,475	36,814

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

The following tables present information about deferred contract costs:

	Year Ended December 31,
	2022	2021	2020
Capitalized sales commissions and implementation costs	$11,906	$14,656	$12,075
Amortization of deferred contract costs
Costs to obtain contracts included in sales and marketing expense	$5,658	$4,987	$4,590
Costs to fulfill contracts included in cost of revenue	6,240	5,517	4,610

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

During the year ended December 31, 2022, the Company settled a liability for contingent consideration for 2021 performance in the amount of $688 with a cash payment of $344 and the issuance of 20,564 shares of common stock.

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

The calculation of fair value for the acquired assets and liabilities was prepared using primarily Level 3 inputs under ASC 820, Fair Value Measurements and Disclosures (“ASC 820”). The Company determined the fair value of the identifiable intangible assets acquired with the assistance of third-party valuation consultants. The determination of fair value utilized the relief-from-royalty method for the acquired technology and the trade name. The multi-period excess earnings method was utilized to determine the fair value of the customer relationships. The amount recorded for acquired technology represents the estimated fair value of FastPay's payment technology. The amount recorded for customer relationships represents the fair values of the underlying relationship with FastPay's customers. The amount recorded for tradename represents the fair value of the brand recognition of FastPay. The weighted average useful life of acquired intangibles is 12 years. The goodwill balance is primarily attributable to the assembled workforce and expanded market opportunities within the market verticals in which FastPay operates. The goodwill balance is not deductible for tax purposes. From the date of the acquisition through December 31, 2021, the Company recorded measurement-period adjustments which are included in the table above. These adjustments increased the consideration paid by $126 for adjustments to the preliminary working capital balances and recognized a deferred tax liability of $4,807, resulting in a corresponding increase in goodwill. During the year ended December 31, 2022, the Company did not make any adjustments to the purchase price allocation for FastPay.

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

The following common share equivalent securities have been excluded from the calculation of weighted average common shares outstanding because the effect is anti-dilutive for the periods presented:

	Year Ended December 31,
Anti-Dilutive Common Share Equivalents	2022	2021	2020
Convertible redeemable preferred stock	-	-	111,379,870
Convertible common stock	-	-	2,785,606
Stock options	7,131,150	5,301,146	4,204,868
Restricted stock units	7,877,598	3,476,841	900,512
Employee stock purchase plan	68,030	-	-
Warrants	-	-	704,048
Total anti-dilutive common share equivalents	15,076,778	8,777,987	119,974,904

Basic and diluted net loss per common share is calculated as follows:

AvidXchange Holdings, Inc.

Notes to the Consolidated Financial Statements

(in thousands, except share and per share data)

	Year Ended December 31,
	2022	2021	2020
Numerator:
Net loss	$(101,284)	$(199,649)	$(101,246)
Deemed dividend on preferred stock	-	(9,500)	(43,414)
Accretion of convertible preferred stock	-	(15,141)	(21,682)
Net loss attributable to common stockholders	$(101,284)	$(224,290)	$(166,342)
Denominator:
Weighted-average common shares outstanding, basic and diluted	198,045,805	85,061,417	49,738,252
Net loss per common share, basic and diluted	$(0.51)	$(2.64)	$(3.34)

6. Fair Value Measurements

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

	As of December 31, 2022
Description	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market mutual funds (1)	$147,149	$-	$-	$147,149
Rabbi trust-owned life insurance policies (at cash surrender value) (2)	-	1,611	-	1,611
Total assets	$147,149	$1,611	$-	$148,760

Other long-term liabilities
Deferred compensation (2)	$-	$1,803	$-	1,803
Total liabilities	$-	$1,803	$-	$1,803.00

	As of December 31, 2021
Description	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market mutual funds (1)	$-	$-	$-	$-
Rabbi trust-owned life insurance policies (at cash surrender value) (2)	-	1,343	-	1,343
Total assets	$-	$1,343	$-	$1,343

Other long-term liabilities
Deferred compensation (2)	$-	$1,387	$-	1,387
Total liabilities	$-	$1,387	$-	$1,387

(1)

Money market funds are classified as cash equivalents in the Company’s consolidated balance sheets. As short-term, highly liquid investments readily convertible to known amounts of cash, with remaining maturities of three months or less at the time of purchase, the Company’s cash equivalent money market funds have carrying values that approximate fair value.

(2)

Fair value of insurance policies represents their cash surrender value based on the underlying investments in the account which is determined based on quoted prices for identical or similar financial instruments in active markets.

7. Marketable Securities

Marketable securities consist of corporate bonds, commercial paper, and U.S. Treasury and agency bonds, and are classified as held-to-maturity. Investments held in marketable securities had contractual maturities of between one and three months as of December 31, 2022. As the Company invests in short-term and high credit quality marketable securities, the Company expects to

AvidXchange Holdings, Inc.

Notes to the Consolidated Financial Statements

(in thousands, except share and per share data)

receive fixed par value without any loss of principle at the maturity of each security. Therefore, an allowance for expected credit losses is not recognized as of December 31, 2022.

The following presents information about the Company’s marketable securities:

	As of December 31, 2022
Sector	Amortized Cost	Allowance for credit losses	Net Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Financial	$80,831	$-	$80,831	$8	$(32)	$80,807
Government	15,071	-	15,071	5	-	15,076
Industrial	15,084	-	15,084	-	(3)	15,081
Total	$110,986	$-	$110,986	$13	$(35)	$110,964

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

The following table presents information about the Company’s investments that were in an unrealized loss position and for which an other-than-temporary impairment has not been recognized in earnings:

	As of December 31, 2022	As of December 31, 2021
Aggregate fair value of investments with unrealized losses (1)	$59,595	$-
Aggregate amount of unrealized losses	(35)	-

(1)	Investments have been in a continuous loss position for less than 12 months

8. Property and Equipment

Property and equipment as of December 31, 2022 and December 31, 2021 consists of the following:

		December 31,
	Useful Life	2022	2021
Land	Indefinite	$37,364	$37,364
Office equipment	5 Years	2,125	2,048
Computer equipment	5 Years	18,401	14,682
Computer software	3 Years	3,254	3,219
Furniture	7 Years	7,388	7,388
Headquarters facilities	25 - 35 Years	67,384	67,384
Leasehold improvements	Shorter of lease term or useful life	7,060	8,308
Total property and equipment		142,976	140,393
Less: Accumulated depreciation and amortization		(39,084)	(34,166)
Total property and equipment, net of accumulated depreciation and amortization		$103,892	$106,227

Depreciation and amortization expense charged against property and equipment was $6,081, $6,633, and $7,346 for the three years ended December 31, 2022, 2021, and 2020, respectively. Depreciation and amortization expense associated with finance leases was $2,469, $3,352, and $3,764 for the three years ended December 31, 2022, 2021, and 2020, respectively.

Impairment Loss and Write-off

As described in Note 10, the Company recognized accelerated depreciation of $77 on leasehold improvements in connection with the abandonment of an operating ROU asset during the year ended December 31, 2022. This loss is reported in general and administrative expense in the consolidated statements of operations.

AvidXchange Holdings, Inc.

Notes to the Consolidated Financial Statements

(in thousands, except share and per share data)

9. Intangible Assets and Goodwill

Intangible Assets

The following table presents information about capitalized software development costs:

	Year Ended December 31,
Capitalized software development costs	2022	2021	2020
Capitalized	$17,890	$16,931	$11,354
Amortized	$12,186	$11,249	$9,427

	December 31, 2022
	Weighted Average	Gross	Accumulated
	Useful Life	Amount	Amortization	Net Amount
Internally developed software	3 Years	85,923	(59,661)	26,262
Non-compete	4 Years	6,194	(2,079)	4,115
Customer relationships	9 Years	72,512	(29,327)	43,185
Technology	7 Years	45,791	(26,314)	19,477
Trade name	10 Years	7,748	(2,038)	5,710
Total intangible assets		$218,168	$(119,419)	$98,749

	December 31, 2021
	Weighted Average	Gross	Accumulated
	Useful Life	Amount	Amortization	Net Amount

Internally developed software	3 Years	68,033	(47,475)	20,558
Non-compete	3 Years	2,100	(420)	1,680
Customer relationships	9 Years	69,442	(21,091)	48,351
Technology	7 Years	45,791	(22,329)	23,462
Trade name	10 Years	7,747	(1,343)	6,404
Total intangible assets		$193,113	$(92,658)	$100,455

Total amortization expense associated with identifiable intangible assets was as follows:

	Year Ended December 31,
	2022	2021	2020
Total amortization expense associated with identifiable intangible assets	$26,761	$24,105	$20,168

The estimated future amortization is expected as follows:

2023	$27,832
2024	22,555
2025	14,773
2026	9,691
2027	4,317
Thereafter	19,581
$98,749

Goodwill

The following table sets forth the changes in the carrying amount of the Company’s goodwill:

Goodwill
Balance at January 1, 2021	$105,696
Acquisitions	60,225
Balance at December 31, 2021	165,921
Acquisitions	-
Balance at December 31, 2022	$165,921

AvidXchange Holdings, Inc.

Notes to the Consolidated Financial Statements

(in thousands, except share and per share data)

Impairment and write-off of intangible assets

Impairment and write-off expense related to internally developed software projects was as follows:

	Year Ended December 31,
	2022	2021	2020
Impairment and write-off of intangible assets	$-	$1,412	$924

10. Leases and Leasing Commitments

The Company's leases and lease commitments consist primarily of operating leases for office space and financing leases for IT equipment and an office building on its Charlotte, North Carolina headquarters campus. During the year ended December 31, 2022, the Company recorded $2,831 for an additional ROU asset and related operating lease liability for leased space adjacent to its headquarters campus that commenced in January 2022.

Supplemental cash flow information related to the Company’s operating and finance leases was as follows:

	Year Ended December 31,
	2022	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Financing cash flows for finance leases	$844	$1,139	$1,582
Operating cash flows for finance leases	5,774	7,384	7,187
Operating cash flows for operating leases	2,011	1,781	2,199
Right of use assets obtained in exchange for new lease obligations:
Finance lease liabilities	712	174	544
Operating lease liabilities	2,831	877	163

The components of lease expense were as follows:

	Year Ended December 31,
Lease cost	2022	2021	2020
Finance lease cost
Amortization of right-of-use assets	$2,469	$3,352	$3,764
Interest on lease liabilities	6,535	8,272	8,104
Operating lease expense	1,786	1,241	1,221
Short-term lease cost	658	332	620
Variable lease cost	186	286	280
Sublease income	-	(145)	(249)
Total lease cost	$11,634	$13,338	$13,740

Gross finance lease ROU assets reported in the consolidated balance sheets are as follows:

	As of December 31,
	2022	2021
Included in property and equipment, net	$74,986	$74,275

Other information related to leases for the year ended December 31, 2022 was as follows:

	Year Ended December 31,
Weighted average remaining lease term	2022	2021	2020
Corporate offices operating leases	5 years	4 years	5 years
Corporate offices finance leases	29 years	30 years	29 years
IT equipment finance leases	2 years	1 year	2 years

Weighted average discount rate
Corporate offices operating leases	11.4%	10.6%	11.1%
Corporate offices finance leases	10.5%	10.6%	11.2%
IT equipment finance leases	7.4%	6.5%	7.8%

AvidXchange Holdings, Inc.

Notes to the Consolidated Financial Statements

(in thousands, except share and per share data)

The maturities of lease liabilities under non-cancelable operating and finance leases were as follows:

	As of December 31, 2022
	Operating Leases	Financing Leases
2023	$1,995	$6,329
2024	1,848	6,188
2025	1,613	6,115
2026	811	6,174
2027	658	6,264
Thereafter	916	197,363
Total minimum lease payments	7,841	228,433
Less: Imputed interest	(1,804)	(165,982)
Net lease obligation	$6,037	$62,451

As described in Note 11, the Company purchased land and improvements that were previously leased under a finance lease. The Company terminated this lease in December 2021 after closing the purchase.

Impairment Losses and Write-offs

During the year ended December 31, 2022, the Company recognized impairment losses and write-offs of $2,700 in connection with two ROU assets in general and administrative expense in its consolidated statements of operations. The Company assessed the recoverability of leased space adjacent to its headquarters campus and concluded that as the space could not be subleased, it had no further economic benefit to the Company and was deemed to be abandoned. In addition, the Company vacated part of its leased officed space in Sandy, Utah and listed it for sublease. As a result, a portion of the carrying value of the lease was determined not to be recoverable and an impairment loss and write-off was recognized in general and administrative expense in the consolidated statements of operations.

11. Long-Term Debt

Long-term debt as of December 31, 2022 and 2021:

	As of December 31,
	2022	2021
Term loan facility	$65,000	$95,000
Delayed draw term loan	-	9,023
Promissory note payable for land acquisitions	18,700	23,500
Total principal due	83,700	127,523
Current portion of term loan and promissory notes	(6,425)	(4,800)
Unamortized portion of debt issuance costs	(1,363)	(2,843)
Long-term debt	$75,912	$119,880

On December 29, 2022 the Company, through its wholly-owned subsidiary, entered into a credit agreement ("2022 Credit Agreement") with KeyBank National Association ("KeyBank") to replace in its entirety its previous senior secured credit facility. The outstanding balances of the previous senior secured credit facility were repaid with the Company's cash balances and the proceeds from borrowing under the 2022 Credit Agreement.

The 2022 Credit Agreement has a term of five years and makes available to the Company facilities in an aggregate amount of $75,000 and consists of:

•
$10,000 5-year revolving credit facility (the "2022 Revolver"); and
•
$65,000 5-year term loan facility (the "2022 Term Loans").

Letters of credit may be issued by KeyBank pursuant to the 2022 Credit Agreement and the availability under the 2022 Revolver will be reduced by any outstanding letters of credit. As December 31, 2022, borrowing availability under the 2022 Revolver was reduced by the then current amount of the letter of credit dated October 1, 2019 which was issued by KeyBank to secure the Company's obligation to make payments under the lease for the Company's headquarters building in Charlotte, North Carolina. The amount of the letter of credit was $6,072 as of December 31, 2022.

In addition, under the 2022 Credit Agreement, the Company may request, and the lenders have the right, but not the obligation to, increase the 2022 Revolver or add an additional term loan facility by an aggregate amount (for all such increases) not to exceed $70,000, subject to specified conditions.

AvidXchange Holdings, Inc.

Notes to the Consolidated Financial Statements

(in thousands, except share and per share data)

As of December 31, 2022, the aggregate amount available to borrow under the 2022 Credit Agreement was $3,928. As of December 31, 2022, the effective interest rate of the 2022 Term Loans was 7.46%.

Proceeds from the 2022 Term Loans and corporate cash were used to pay in full all outstanding debt and expenses under the previous senior secured credit facility, and the 2022 Revolver may be used to fund working capital and for general corporate purposes.

The maturity date for the 2022 Revolver and 2022 Term Loans is December 29, 2027. The Company may voluntarily pre-pay all or any part of the 2022 Revolver or 2022 Term Loans without premium or penalty, subject to concurrent payments of accrued and unpaid interest and any applicable breakage costs.

Interest on the loans under the 2022 Credit Agreement is equal to the daily simple secured overnight financing rate ("SOFR"), term SOFR or a base rate, plus an applicable margin. The applicable margin is between 2.5% and 3.0% for daily simple SOFR and term SOFR loans (plus a SOFR adjustment between 0.1% and 0.25%), and between 1.5% and 2.0% for base rate loans. The applicable margin fluctuates based on the ratio of debt under the 2022 Credit Agreement to the Company’s consolidated software revenue. The Company may elect one-, three- or six-month interest periods in connection with term SOFR. The base rate is equal to the higher of KeyBank’s prime rate, the federal funds effective rate plus 0.5%, or one-month term SOFR plus 1.0%. For purposes of the 2022 Credit Agreement, daily simple SOFR, term SOFR and the base rate will never be less than 0.5%.

The principal amount of the 2022 Term Loans amortizes at a rate of 2.5% per year for the first two years and 5% per year for the last three years, payable in equal quarterly installments. Additional principal payments are due in certain circumstances, and subject to certain limitations, including upon a sale of assets or upon receipt of proceeds of casualty insurance or condemnation.

The 2022 Credit Agreement contains certain customary representations and warranties and affirmative and negative covenants. The affirmative covenants require the Company to provide the lenders with certain financial statements, budgets, compliance certificates and other documents and reports and to comply with certain laws. The negative covenants restrict the Company’s ability to incur additional indebtedness, create additional liens on its assets, make certain investments, dispose of its assets or engage in a merger or other similar transaction or engage in transactions with affiliates, which are subject, in each case, to the various exceptions and conditions described in the 2022 Credit Agreement. The negative covenants further restrict the Company’s ability to make certain restricted payments, including the payment of dividends in certain limited circumstances.

The 2022 Credit Agreement also contains three financial covenants, measured on a consolidated basis. First, there must be liquidity (which is defined as availability under the 2022 Revolver, plus unrestricted cash) that is more than the greater of (1) $35,000, and (2) 35% of the Total Commitment Amount (as defined in the 2022 Credit Agreement). Second, as of the end of each quarter, total revenue on a trailing four-quarter basis must be greater than the requirements set forth in the 2022 Credit Agreement. Third, for each period of four consecutive quarters ending on December 31, 2024, and at the end of each fiscal quarter thereafter, Consolidated EBITDA (as defined in the 2022 Credit Agreement) must not be less than $10,000.

The 2022 Credit Agreement also includes certain customary events of default. If an event of default occurs and is continuing, the lenders are entitled to take various actions, including the acceleration of the maturity of all loans and to take all actions permitted to be taken by a secured creditor with respect to the collateral for the 2022 Credit Agreement and under applicable law.

The obligations under the 2022 Credit Agreement are secured by:

•
substantially all of the tangible and intangible assets of the Company and its material subsidiaries, except for client funds, client funds accounts (as such terms are defined in the 2022 Credit Agreement) and existing real estate, and
•
the capital stock of the Company’s material subsidiaries.

Under the previous senior secured credit facility, the certain wholly-owned subsidiaries of the Company were co-borrowers, with the Company's parent holding company as the guarantor. By contrast, under the 2022 Credit Agreement, the Company's wholly-owned subsidiary, AvidXchange, Inc., is the only borrower, and AvidXchange's parent holding company and certain subsidiaries of AvidXchange, Inc. are co-guarantors.

Revolving Credit Facility

There was no balance outstanding under either revolving credit facility as of December 31, 2022 or December 31, 2021. The Company is required to pay on a quarterly basis a commitment fee of 0.3% per annum with respect to the amount of the 2022 Revolver.

Deferred Financing Costs

In connection with the extinguishment of the previous senior secured credit facility, the remaining balance of $1,579 of deferred financing costs associated with the 2019 Term Loans were written off and included as general and administrative expense.

AvidXchange Holdings, Inc.

Notes to the Consolidated Financial Statements

(in thousands, except share and per share data)

The Company recorded $1,363 of deferred financing costs in connection with closing the 2022 Credit Agreement. This amount will be amortized over the five year term of the agreement.

The Company has $385 and $164 in deferred financing costs included in other noncurrent assets and deposits, and $1,363 and $2,843 of deferred financing costs associated with its term loans recorded net of long-term debt as of December 31, 2022 and 2021, respectively.

Amortization of deferred financing costs was $1,357, $1,357, and $1,182 for the years ended December 31, 2022, 2021, and 2020, respectively, which is presented in the consolidated statements of operations as interest expense.

Land Promissory Note

On November 15, 2018, the Company signed a promissory note in connection with the purchase of two land parcels adjacent to its Charlotte, North Carolina headquarters campus. The principal amount of $5,000 will be repaid in $1,000 installments, plus accrued interest at a rate of 6.75%, due on each anniversary date, with final payment due on November 15, 2023. The note is collateralized by the land parcels and any future building to be situated on, or improvements to, the land. In December 2021, in connection with the purchase of land and improvements, the promissory note was modified to extend its term to November 15, 2025 and reduce the annual payment to $500.

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

Aggregate Future Maturities

Aggregate future maturities of long-term debt for the next five years and thereafter (including current portion) as of December 31, 2022 are as follows:

2023	$6,425
2024	6,425
2025	8,050
2026	7,550
2027	55,250
Thereafter	-
Total	$83,700

12. Preferred Stock

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

As of December 31, 2022 and 2021, no shares of preferred stock were outstanding.

13. Stockholders’ Equity and Convertible Common Stock Liability

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

AvidXchange Holdings, Inc.

Notes to the Consolidated Financial Statements

(in thousands, except share and per share data)

Common Stock

As of December 31, 2022, the Company had reserved a total of 37,478,369 of its 1,600,000,000 shares of common stock for future issuance as follows:

As of December 31, 2022
Outstanding stock options	7,131,150
Restricted stock units	7,877,598
Available for future issuance under stock award plans	18,021,130
Available for future issuance under employee stock purchase plan	4,448,491
Total common shares reserved for future issuance	37,478,369

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

Convertible Common Stock Liability

Upon the closing of the IPO on October 15, 2021, the Company's convertible common stock liability was settled when all shares of senior preferred stock were converted into redeemable preferred stock and convertible common stock and the convertible common stock was converted into 1,455,306 shares of the Company's common stock.

The convertible common shares were entitled to dividends pari passu with common stockholders on an “if-converted” basis. Shares could be redeemed for cash or converted into common stock. Cash redemption was at the option of the stockholders, on or after six years from the date of purchase, or upon the occurrence of a significant event, such as the sale of the Company or an IPO. The Company could have redeemed the shares for cash upon the occurrence of a significant transaction. Convertible common stock was convertible into common stock at the election of the holder for the 15-year period ending on October 1, 2034.

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

AvidXchange Holdings, Inc.

Notes to the Consolidated Financial Statements

(in thousands, except share and per share data)

	Year Ended December 31,
	2022	2021	2020
Fair value, beginning of period	$-	$10,254	$2,717
Change in fair value	-	26,128	7,537
Redeemed	-	(36,382)	-
Fair value, end of period	$-	$-	$10,254

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

On October 1, 2021, the Company executed an agreement (the “Pledge Agreement”) with a philanthropic partner pursuant to which the Company intends to provide annual ongoing grants of 10% of the pledged shares for a period of ten years, subject in each case to the approval of the Company's board of directors. On October 15, 2021, the Company transferred the first installment of 165,729 shares of common stock which resulted in the recognition of $4,143 expense that was recorded in general and administrative expense in the fourth quarter of 2021.

On October 28, 2022, the Company’s board of directors approved the issuance of 165,729 shares of common stock in connection with the Pledge Agreement. The issuance of these shares of common stock resulted in the recognition of $1,473 of expense that was recorded in general and administrative expense in the fourth quarter of 2022.

14. Stock-Based Compensation

Stock Plans

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

Beginning on January 1, 2022 and continuing through January 1, 2031, the number of shares of common stock that will be reserved for issuance under the 2021 Plan will automatically increase on January 1 of each year. The increase will be the lesser of (i) 5% of the total number of shares of our common stock outstanding on December 31 of the immediately preceding year or (ii) 18,023,020 shares, provided that before the date of any such increase, the Company's board of directors may determine that such increase will be less than the amount set forth in clauses (i) and (ii). The maximum number of shares of common stock that may be issued on the exercise of incentive stock options under the 2021 Plan is 26,013,196 shares. On January 1, 2022, the number of shares of common stock available to issue under the 2021 Plan increased by 9,840,242. As of December 31, 2022, the Company had 18,021,130 shares of common stock allocated to the 2021 Plan but not issued or subject to outstanding awards.

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

Initially, the number of shares of common stock reserved for issuance pursuant to the ESPP was 2,703,452 when it became effective upon the consummation of the Company’s initial public offering. The number of shares of the Company's common stock reserved for issuance under the ESPP automatically increases on January 1 of each year for a period of up to ten years, beginning on January 1, 2022 and continuing through January 1, 2031, by the lesser of (i) 1% of the total number of shares of our common stock outstanding on December 31 of the immediately preceding year or (ii) 2,703,452 shares, provided that before the date of any such increase, our board of directors may determine that such increase will be less than the amount set forth in clauses (i) and (ii). Shares issuable pursuant to the ESPP may be authorized, but unissued, or reacquired shares of our common stock. On January 1, 2022, the number of shares of common stock reserved for issuance under the ESPP increased by 1,968,048. As of December 31, 2022, the number of shares of common stock reserved for issuance under the ESPP was 4,448,491.

AvidXchange Holdings, Inc.

Notes to the Consolidated Financial Statements

(in thousands, except share and per share data)

Stock Options

Stock options granted under the Company's current and prior equity incentive plans have various vesting periods ranging from fully-vested on the date of grant to vesting over a period of three or four years. The term for each incentive stock option under these plans is ten years from the grant date, or five years for a grant to a ten percent owner optionee, in each case assuming continued employment. The fair value of options granted is estimated on the date of grant using the Black-Scholes option pricing model.

Stock option activity for the year ended December 31, 2022 was as follows:

	Stock Options
			Weighted Average
	Number of Stock	Weighted Average	Remaining	Aggregate
	Options Outstanding	Exercise Price	Contractual Life	Intrinsic Value
Balance as of December 31, 2021	5,301,146	$8.25	7.71	$36,853
Granted	2,526,126	8.04
Exercised	(411,564)	3.52
Cancelled	(243,305)	9.80
Expired	(41,253)	13.12
Balance as of December 31, 2022	7,131,150	$8.37	7.61	$16,849
Vested and exercisable	3,217,386	$7.14	6.32	$11,629
Vested and expected to vest	7,131,150	$8.37	7.61	$16,849

As of December 31, 2022, the total unamortized stock-based compensation expense related to the unvested stock options was $12,746, which the Company expects to amortize over a weighted average period of 2.4 years.

The weighted-average grant date fair value of options granted during the years ended December 31, 2022, 2021, and 2020 was $3.01, $5.32, and $4.32 per share, respectively and the fair value of shares vested during the years ended December 31, 2022, 2021, and 2020 was $6,371, $2,598, and $1,519, respectively. The total cash received from exercises of share options during the years ended December 31, 2022, 2021, and 2020 was $1,448, $2,820, and $1,878, respectively. The Company provides a full valuation allowance against its net deferred tax asset and therefore did not recognize a tax benefit for stock option exercises in either of the years presented. The total intrinsic value of options exercised during the years ended December 31, 2022, 2021, and 2020 was $2,074, $9,547, and $3,685, respectively. The intrinsic value was calculated as the difference between the estimated fair value of the Company’s common stock at exercise and the exercise price of the in-the-money options.

The fair value of stock-based awards granted is estimated on the date of grant using the Black-Scholes option-pricing model based on the following assumptions:

	2022	2021	2020
Estimated dividend yield	0%	0%	0%
Expected volatility	46.06% - 59.60%	43.59% - 45.24%	44.67% - 45.35%
Risk-free interest rate	2.15% - 4.04%	0.62% - 1.13%	0.27% - 0.40%
Expected term in years	3.95	5.98	5.76

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

Restricted Stock Units

RSUs have a vesting period generally of one, two and four years. Any unvested RSUs are forfeited upon termination of employment. RSUs are valued based on the trading price of the Company's common stock at the date of grant. RSUs granted prior to the Company's IPO are valued at the estimated value of a share of common stock at the date of grant.

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

RSU activity for the year ended December 31, 2022 was as follows:

	Restricted Stock Units
	Number of Restricted	Weighted Average
	Stock Outstanding	Grant Date Fair Value
Balance as of December 31, 2021	3,476,841	$13.37
Granted	7,264,402	8.01
Released	(1,821,380)	12.42
Cancelled	(1,042,265)	9.50
Balance as of December 31, 2022	7,877,598	$9.07

As of December 31, 2022, the total unamortized stock-based compensation expense related to the unvested RSUs was $51,902, which the Company will amortize over a weighted average period of 2.8 years.

Stock-Based Compensation Expense

Stock options and RSUs

Stock-based compensation expense from stock options and RSUs, reduced for actual forfeitures, was included in the following line items in the accompanying consolidated statement of operations:

	Year Ended December 31,
	2022	2021	2020
Cost of revenues	$3,963	$2,775	$169
Sales and marketing	4,623	4,105	394
Research and development	8,580	4,675	227
General and administrative	13,845	9,873	840
Total	$31,011	$21,428	$1,630

Employee Stock Purchase Plan

Stock-based compensation expense from the ESPP was $827 for the year ended December 31, 2022. ESPP expense is based on the estimated fair value of the option to purchase shares at a discount and uses grant date inputs including the purchase discount, expected contributions and stock price.

15. Commitments and Contingencies

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

The reduction in general and administrative expenses recognized by the Company related to the 2014 Incentives and 2019 Incentives were as follows:

	Year Ended December 31,
	2022	2021	2020
Business incentives	$675	$248	$1,145

Letters of Credit

As of December 31, 2022, the Company has an irrevocable standby letter of credit outstanding that acts as collateral with respect to the lease of the Company’s Charlotte corporate headquarters with an availability of approximately $6,072 for which the Company pays a fee of 2.5% to 3.0% per annum, primarily based on the ratio of debt under the 2022 Credit Agreement to the

AvidXchange Holdings, Inc.

Notes to the Consolidated Financial Statements

(in thousands, except share and per share data)

Company’s consolidated software revenue. The letter of credit reduces the borrowing capacity under the 2022 Revolver. It renews annually and expires on December 1, 2023.

Development Fee Agreement

The Company was party to a development fee agreement dated September 27, 2019 in connection with future development on its Charlotte, North Carolina headquarters campus. This agreement required the Company to make payments to the seller of land purchased by the Company in connection with future development of the land by the Company. In conjunction with the purchase of land and improvements in December 2021, the Company terminated this development fee agreement and will make a cash payment of $3,827 to the counterparty in 2023.

16. Related Party Transactions

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

In July 2015, the Company entered into separate consulting agreements with two stockholders to receive certain marketing, business development, analytics, strategy, and support services in exchange for 704,048 common stock warrants. These warrants vested 20% on July 2016 and vested 10% every six months thereafter for a period of sixty months. These warrants had an exercise price of $2.04 with a fair value of $1.43 on the date of issuance. In connection with these consulting agreements, the Company recognized $101 as general and administrative expenses within the consolidated statements of operations for the year ended December 31, 2020. No expenses were recognized related to these warrants in the years ended December 31, 2022 and 2021. These warrants were converted to common stock upon the closing of the Company’s IPO (see Note 13).

17. Income Taxes

The table below sets forth the components of income tax (benefit) expense:

	Year Ended December 31,
	2022	2021	2020
Current provision
Federal	$-	$-	$-
State	105	68	53
	105	68	53
Deferred provision
Federal	177	(4,015)	148
State	39	(713)	33
	216	(4,728)	181
Provision for (benefit from) income taxes	$321	$(4,660)	$234

Reconciliation between the effect of applying the federal statutory rate of 21% pre-tax loss and the effective income tax rate used to calculate the Company’s income tax provision is as follows:

	Year Ended December 31,
	2022	2021	2020
Pre-tax book loss	$(21,202)	$(42,905)	$(21,213)
State taxes (net of federal benefit)	(4,559)	(7,603)	(4,046)
Convertible preferred stock mark-to-market adjustment	-	5,487	1,583
Permanent differences	770	1,902	(221)
Change in valuation allowance	22,360	33,548	24,339
Change in deferreds	2,883	4,326	(557)
Other	69	585	349
Provision for (benefit from) income taxes	$321	$(4,660)	$234

AvidXchange Holdings, Inc.

Notes to the Consolidated Financial Statements

(in thousands, except share and per share data)

The significant components of the Company’s deferred tax assets and liabilities were as follows:

	As of December 31,
	2022	2021
Assets
Accrued expenses	$5,148	$4,683
Net operating loss carryforwards	96,146	95,466
Research and development costs	21,807	-
Stock-based compensation	4,290	4,346
Deferred revenue	7,354	7,607
Interest limitation	9,099	8,720
Agreement with VCC vendor	3,323	5,431
Lease liability	16,836	16,723
Contract amendment	11,835	12,499
Property and equipment	2,355	2,519
Other	5,025	5,191
Total gross deferred tax assets	183,218	163,185
Less: Valuation allowance	(156,422)	(134,062)
Net deferred tax assets	26,796	29,123
Liabilities
Intangible assets	(6,436)	(7,362)
Method change adjustments	(470)	(1,248)
ASC 606 set-up and commission costs	(7,209)	(7,272)
Right-of-use assets	(13,242)	(13,586)
Total gross deferred tax liabilities	(27,357)	(29,468)
Net deferred income tax assets (liabilities)	$(561)	$(345)

The Company has federal net operating loss carryforwards totaling approximately $390,410 and $391,745 as of December 31, 2022 and 2021, respectively. The federal net operating loss carryforwards started to expire in 2020 and will expire at various dates in the future. The Company has state net operating loss carryforwards totaling approximately $384,309 and $365,168 as of December 31, 2022 and 2021, respectively. The state net operating loss carryforwards started to expire in 2020 and will expire at various dates in the future.

Management evaluated whether it is more likely than not they would realize the benefit of the deferred tax assets. Based on the weight of available positive and negative evidence, Management concluded a valuation allowance was necessary to offset deferred tax assets, as presented above. The valuation allowance increased by approximately $22,360 in the year ended December 31, 2022.

The following table presents a summary of the changes in the valuation allowance:

	Year Ended December 31,
Deferred tax valuation allowance	2022	2021
Beginning of period	$134,062	$96,322
Additions	24,874	47,458
Deductions	(2,514)	(9,718)
End of period	$156,422	$134,062

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

AvidXchange Holdings, Inc.

Notes to the Consolidated Financial Statements

(in thousands, except share and per share data)

As of December 31, 2022, the Company had gross unrecognized tax benefits of $449. A reconciliation of the beginning and ending balance of unrecognized tax benefits is as follows for the periods presented:

	Year Ended December 31,
Unrecognized Tax Benefits	2022	2021	2020
Beginning of period	$-	$-	$-
Additions based on tax positions related to the current year	104	-	-
Additions for tax positions in prior years	345	-	-
Reductions for tax positions of prior years	-	-	-
Reductions for tax positions due to lapse of statute	-	-	-
Settlements	-	-	-
End of period	$449	$-	$-

As of December 31, 2022, none of the $449 liabilities for unrecognized tax benefits could impact the Company's effective tax rate, if recognized. The Company expects that the unrecognized tax benefit would be eliminated with the acceptance of an accounting method change. In the absence of a method change, the amount of the change in the liability for uncertain tax benefits cannot be estimated.
18. Subsequent Events

Revolving Credit Facility

In January 2023, the Company increased the credit available on its 2022 Revolver by $20,000 to an aggregate borrowing capacity of $30,000, thereby increasing the aggregate borrowing capacity of the 2022 Credit Agreement to $95,000. This increase in borrowing capacity reduced the amount by which the Company may request future increases of the 2022 Revolver or term loan facility from $70,000 to $50,000.

Stock Plans

On January 1, 2023, the Company increased the number of shares of common stock reserved for issuance under the 2021 Plan and ESPP by 9,971,700 and 1,994,340 shares of common stock, respectively.

Commitments and Contingencies

In connection with the development fee agreement dated September 27, 2019 described in Note 15, the Company paid the cash termination fee of $3,827 to the counterparty in January 2023.