Form 10-Q
period 2023-03-31
AvidXchange Holdings, Inc.
filed 2023-05-10
CIK 1858257

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 8, 2023, the registrant had 201,249,369 shares of common stock, $0.001 par value per share, outstanding.

AvidXchange Holdings, Inc.

Form 10-Q

For the Quarterly Period Ended March 31, 2023

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

AvidXchange Holdings, Inc.

Unaudited Consolidated Balance Sheets

(in thousands, except share and per share data)

	As of March 31,	As of December 31,
	2023	2022
Assets
Current assets
Cash and cash equivalents	$368,190	$350,563
Restricted funds held for customers	1,051,171	1,283,824
Marketable securities	63,543	110,986
Accounts receivable, net of allowances of $3,343 and $3,123, respectively	43,148	39,668
Supplier advances receivable, net of allowances of $1,575 and $1,872, respectively	9,997	10,016
Prepaid expenses and other current assets	15,118	12,561
Total current assets	1,551,167	1,807,618
Property and equipment, net	102,892	103,892
Operating lease right-of-use assets	2,444	2,343
Deferred customer origination costs, net	28,079	28,284
Goodwill	165,921	165,921
Intangible assets, net	95,364	98,749
Other noncurrent assets and deposits	4,391	5,189
Total assets	$1,950,258	$2,211,996
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$13,269	$13,453
Accrued expenses	52,059	73,535
Payment service obligations	1,051,171	1,283,824
Deferred revenue	11,802	12,063
Current maturities of lease obligations under finance leases	384	477
Current maturities of lease obligations under operating leases	1,639	1,380
Current maturities of long-term debt	6,425	6,425
Total current liabilities	1,136,749	1,391,157
Long-term liabilities
Deferred revenue, less current	17,487	17,487
Contingent consideration, less current portion	70	70
Obligations under finance leases, less current maturities	62,107	61,974
Obligations under operating leases, less current maturities	4,384	4,657
Long-term debt	75,574	75,912
Other long-term liabilities	3,135	3,295
Total liabilities	1,299,506	1,554,552
Commitments and contingencies
Stockholders' equity
Preferred stock, $0.001 par value; 50,000,000 shares authorized, no shares issued and outstanding as of March 31, 2023 and December 31, 2022	-	-
Common stock, $0.001 par value; 1,600,000,000 shares authorized as of March 31, 2023 and December 31, 2022; 201,028,992 and 199,433,998 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	201	199
Additional paid-in capital	1,641,376	1,632,080
Accumulated deficit	(990,825)	(974,835)
Total stockholders' equity	650,752	657,444
Total liabilities and stockholders' equity	$1,950,258	$2,211,996

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AvidXchange Holdings, Inc.

Unaudited Consolidated Statements of Operations

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2023	2022
Revenues	$86,822	$71,203
Cost of revenues (exclusive of depreciation and amortization expense)	29,473	27,807
Operating expenses
Sales and marketing	20,135	17,239
Research and development	23,122	20,072
General and administrative	22,627	18,688
Depreciation and amortization	8,586	7,718
Total operating expenses	74,470	63,717
Loss from operations	(17,121)	(20,321)
Other income (expense)
Interest income	4,516	220
Interest expense	(3,315)	(4,977)
Other income (expense)	1,201	(4,757)
Loss before income taxes	(15,920)	(25,078)
Income tax expense	70	69
Net loss	$(15,990)	$(25,147)
Net loss per share attributable to common stockholders, basic and diluted	$(0.08)	$(0.13)
Weighted average number of common shares used to compute net loss per share attributable to common stockholders, basic and diluted	199,900,920	197,017,555

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AvidXchange Holdings, Inc.

Unaudited Consolidated Statements of Changes in Stockholders’ Equity

(in thousands, except share and per share data)

	Common		Additional	Accumulated	Total Stockholders'
	Stock		Paid-in Capital	Deficit	Equity
Balance at December 31, 2022	199,433,998	$199	$1,632,080	$(974,835)	$657,444
Exercise of stock options	123,168	-	366	-	366
Issuance of common stock upon vesting of restricted stock units, net of shares surrendered for taxes	1,471,826	2	(1)	-	1
Stock-based compensation expense	-	-	8,661	-	8,661
Stock-based compensation expense for ESPP	-	-	270	-	270
Net loss	-	-	-	(15,990)	(15,990)
Balances at March 31, 2023	201,028,992	$201	$1,641,376	$(990,825)	$650,752

	Common		Additional	Accumulated	Total Stockholders'
	Stock		Paid-in Capital	Deficit	Deficit
Balances at December 31, 2021	196,804,844	$197	$1,594,780	$(871,922)	$723,055
Cumulative effect adjustment from adoption of new accounting standard for current estimated credit losses	-	-	-	(1,000)	(1,000)
Cumulative effect adjustment from adoption of new accounting standard related to stock-based compensation	-	-	629	(629)	-
Exercise of stock options	63,118	-	173	-	173
Issuance of common stock upon vesting of restricted stock units	758,701	1	(1)	-	-
Stock-based compensation expense	-	-	6,595	-	6,595
Stock-based compensation expense for Employee Stock Purchase Plan, or ESPP	-	-	196	-	196
Net loss	-	-	-	(25,147)	(25,147)
Balances at March 31, 2022	197,626,663	$198	$1,602,372	$(898,698)	$703,872

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AvidXchange Holdings, Inc.

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities
Net loss	$(15,990)	$(25,147)
Adjustments to reconcile net loss to net cash used by operating activities
Depreciation and amortization expense	8,586	7,718
Amortization of deferred financing costs	110	339
Provision for credit losses	550	1,073
Stock-based compensation	8,931	6,791
Accrued interest	503	599
Loss on fixed asset disposal	-	26
Accretion of investments held to maturity	(1,238)	(60)
Deferred income taxes	53	54
Changes in operating assets and liabilities
Accounts receivable	(3,702)	(3,537)
Prepaid expenses and other current assets	(2,556)	(3,601)
Other noncurrent assets	1,205	(59)
Deferred customer origination costs	205	773
Accounts payable	(23)	(872)
Deferred revenue	(261)	(525)
Accrued expenses and other liabilities	(21,887)	(8,835)
Operating lease liabilities	(115)	(51)
Total adjustments	(9,639)	(167)
Net cash used in operating activities	(25,629)	(25,314)
Cash flows from investing activities
Purchase of marketable securities held to maturity	(62,999)	(228,595)
Proceeds from maturity of marketable securities held to maturity	111,680	-
Purchases of equipment	(332)	(967)
Purchases of real estate	-	(767)
Purchases of intangible assets	(3,855)	(11,309)
Supplier advances, net	(310)	(2,048)
Net cash provided by (used in) investing activities	44,184	(243,686)
Cash flows from financing activities
Proceeds from the issuance of long-term debt	-	1,170
Repayments of long-term debt	(406)	-
Principal payments on finance leases	(165)	(237)
Proceeds from issuance of common stock	366	173
Debt issuance costs	(624)	-
Payment of acquisition-related liability	(100)	-
Payment service obligations	(232,652)	(310,371)
Net cash used in financing activities	(233,581)	(309,265)
Net (decrease) increase in cash, cash equivalents, and restricted funds held for customers	(215,026)	(578,265)
Cash, cash equivalents, and restricted funds held for customers
Cash, cash equivalents, and restricted funds held for customers, beginning of year	1,634,387	1,805,163
Cash, cash equivalents, and restricted funds held for customers, end of period	$1,419,361	$1,226,898
Supplementary information of noncash investing and financing activities
Right-of-use assets obtained in exchange for new finance lease obligations	$-	$57
Right-of-use assets obtained in exchange for new operating lease obligations	362	2,831
Property and equipment purchases in accounts payable and accrued expenses	14	4
Interest paid on notes payable	1,255	2,612
Interest paid on finance leases	1,448	1,421

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

2. Summary of Significant Accounting Policies

Basis of Consolidation and Presentation

The accompanying unaudited consolidated financial statements include the accounts of the Company and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. The unaudited consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all normal and recurring adjustments that are, in the opinion of management, necessary for a fair statement of the Company’s financial position, results of operations, changes in stockholders’ equity, and cash flows for the periods presented. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any other future annual or interim period. The unaudited consolidated balance sheet as of December 31, 2022 included herein was derived from the audited financial statements as of that date, but does not include all disclosures including certain notes required by U.S. GAAP on an annual reporting basis. All significant intercompany accounts and transactions have been eliminated. There are no items of comprehensive income.

These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2022.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities as of and during the reporting period. The Company bases estimates and assumptions on historical experience when available and on various factors that it believes to be reasonable under the circumstances. Significant estimates reflected in these unaudited consolidated financial statements include, but are not limited to, the allowance for credit losses and returns, useful lives assigned to fixed and intangible assets, capitalization of internal-use software, deferral of customer origination costs, the fair value of intangible assets acquired in a business combination, the fair value of goodwill, and the recoverability of deferred income taxes. The Company assesses estimates on an ongoing basis; however, actual results could materially differ from those estimates.

Concentrations

Significant Services

A substantial portion of the Company’s revenue is derived from interchange fees earned on payment transactions processed as virtual commercial cards (“VCC”). The Company utilizes service providers to process these transactions. Revenue from one service provider represented 21% and 29% of total revenue for the three months ended March 31, 2023 and 2022, respectively, and represented 35% and 28% of accounts receivable, net as of March 31, 2023 and December 31, 2022, respectively. A second

AvidXchange Holdings, Inc.

Notes to the Unaudited Consolidated Financial Statements

(in thousands, except share and per share data)

provider represented 27% and 23% of total revenue for the three months ended March 31, 2023 and 2022, respectively, and represented 24% and 29% of accounts receivable, net as of March 31, 2023 and December 31, 2022, respectively.

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

Marketable Securities

Marketable securities consist of short-term investments in short-term corporate bonds, commercial paper, and various U.S. government backed securities. To reflect its intention, the Company classifies its marketable securities as held-to-maturity at the time of purchase. As a result, the marketable securities are recorded at amortized cost and any gains or losses realized upon maturity are reported in other income (expense) in the consolidated statements of operations.

Accounts Receivable, Supplier Advances and Allowance for Credit Losses

Accounts receivable represent amounts due from the Company’s VCC service providers for interchange fees earned and from buyer customers who have been invoiced for the use of the Company’s software offerings, but for whom payments have not been received. Accounts receivable from VCC service providers are presented net of an allowance for returns for transactions subsequently cancelled that do not ultimately settle through the payment network. Accounts receivable from buyer customers are presented net of allowances for credit losses and returns. The Company estimates expected credit losses related to accounts receivable balances based on a review of available and relevant information including current economic conditions, projected economic conditions, historical loss experience, account aging, and other factors that could affect collectability. Expected credit losses are determined individually or collectively depending on whether the accounts receivable balances share similar risk characteristics. The allowance for returns for VCC transactions subsequently cancelled are assessed at each period end and recognized as a reduction of revenue. The allowances for buyer customer’s credit losses and returns are assessed at each period end and are recognized as bad debt expense within general and administrative expenses in the consolidated statements of operations and as a reduction of revenue, respectively. A buyer customer receivable is written off against the allowance when it is determined that all collection efforts have been exhausted and the potential for recovery is considered remote. Historically, losses related to customer nonpayment have been immaterial and most of the accounts receivable balances have been current.

Supplier advances receivable represent amounts that have been advanced as part of the AvidXchange’s Invoice Accelerator product but have not been collected. Advances are collected from the buyer customer once the buyer initiates the transfer of funds for the invoice that was previously advanced. If the buyer does not transfer the funds as expected, the Company is exposed to losses. The Company’s experience with such delinquencies by buyer customers has been immaterial. Supplier advances receivable are stated net of expected credit losses. The Company estimates expected credit losses related to supplier advances receivable balances based on a review of available and relevant information including current economic conditions, projected economic conditions, historical loss experience, account aging, and other factors that could affect collectability. Expected credit losses are determined individually or collectively depending on whether the accounts receivable balances share similar risk characteristics. The allowance for credit losses for supplier advances is assessed at period end and the measurement of the allowance is included as a component of cost of revenues in the Company’s consolidated statements of operations. Supplier advances receivable balances are charged against the allowance when the Company determines it is probable the receivable will not be recovered after collection efforts and legal actions have been exhausted. The Company classifies the fees charged to supplier customers as cash flows from operating activities with the remaining accelerated advancements and recoupments classified as cash flows from investing activities on a net basis within the consolidated statements of cash flows.

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

	As of March 31, 2023	As of December 31, 2022
Outstanding Transaction Liabilities	$1,015,643	$1,242,155
Other unregulated settlements	35,528	41,669
Total payment service obligations	$1,051,171	$1,283,824

The Company historically transmitted buyer customer funds using a legacy model pursuant to which buyer customer funds are held in trust accounts that are maintained and operated by a trustee pending distribution to suppliers in accordance with instructions provided through the Company’s platform. The Company is not the trustee or beneficiary of the trusts which hold these buyer deposits; accordingly, the Company does not record these assets and offsetting liabilities on its consolidated balance sheets. The Company has largely phased out this model although certain banks that resell our products and services continue to leverage a similar structure. The Company contractually earns interest on funds held for certain buyers. The amount of Company and bank customer funds held in all trust-related accounts was approximately $16,332 and $135,058 as of March 31, 2023 and December 31, 2022, respectively.

The Company has also obtained a money transmitter license in all states which require licensure. This model enables AvidXchange to provide commercial payment services to businesses through its “for the benefit of customer” bank accounts, also known as FBO, that are restricted for such purposes. The restricted funds held for customers are restricted for the purpose of satisfying the customer’s supplier obligations and are not available for general business use by the Company. The Company maintains these funds in liquid cash accounts and contractually earns interest on these funds held for customers. These funds are recognized as a restricted cash asset and a corresponding liability is recorded for payments due to their suppliers on the Company’s consolidated balance sheets. Restricted funds held for customers are included in the cash and cash equivalents on the consolidated statements of cash flows. The Company has transitioned most payment transmission activity to the money transmitter license model.

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

The Company has recorded these assets and liabilities at their fair value. In association with this plan, $1,695 and $1,611 were included in other noncurrent assets and $1,787 and $1,803 were included in noncurrent liabilities as of March 31, 2023 and December 31, 2022, respectively, on the Company's unaudited consolidated balance sheets.

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

In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. This standard requires contract assets and contract liabilities from contracts with customers that are acquired in a business combination to be recognized and measured as if the acquirer had originated the original contract. For public business entities, it was effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Entities should apply the provisions of the new standard prospectively to business combinations occurring on or after the effective date of the standard. Early adoption is permitted, including adoption in an interim period. The adoption of this guidance did not have an impact on the Company's financial statements.

Accounting Pronouncements Issued but Not Yet Adopted

In March 2023, the FASB issued ASU No. 2023-01, Leases (Topic 842): Common Control Arrangements. The amendments in this update that apply to public business entities clarify the accounting for leasehold improvements associated with common control leases. This update is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. The Company does not expect the adoption of this update to have a material effect on its consolidated financial statements.

3. Revenue from Contracts with Customers

Disaggregation of Revenue

The table below presents the Company’s revenues disaggregated by type of services performed.

	Three Months Ended March 31,
	2023	2022
Software revenue	$26,968	$23,911
Payment revenue	59,181	46,468
Services revenue	673	824
Total revenues	$86,822	$71,203

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

AvidXchange Holdings, Inc.

Notes to the Unaudited Consolidated Financial Statements

(in thousands, except share and per share data)

	As of March 31, 2023	As of December 31, 2022
Trade accounts receivable, net	$14,414	$14,152
Payment processing receivable, net	28,734	25,516
Accounts receivable, net	$43,148	$39,668
Contract liabilities	$29,289	$29,550

Significant changes in the contract liabilities balance are as follows:

	Three Months Ended March 31,
	2023	2022
Revenue recognized included in beginning of period balance	$(3,224)	$(2,780)
Cash received, excluding amounts recognized as revenue during the period	2,963	2,255

The tables below present a summary of changes in the Company’s allowance for doubtful accounts for the three months ended March 31, 2023 and 2022:

	Accounts Receivable
	Allowance for Credit Losses	Allowance for Returns	Supplier Advances Receivable Allowance
Allowance for credit losses, December 31, 2022	$1,539	$1,584	$1,872
Amounts charged to contra revenue, cost of revenues and expenses	200	200	-
Amounts written off as uncollectable	(87)	-	(648)
Recoveries of amounts previously written off	-	-	351
Deduction released to revenue	-	(93)	-
Allowance for credit losses, March 31, 2023	$1,652	$1,691	$1,575

	Accounts Receivable
	Allowance for Credit Losses	Allowance for Returns	Supplier Advances Receivable Allowance
Allowance for credit losses, December 31, 2021	$442	$1,841	$1,105
Adjustment to allowance on adoption of ASU 2016-13	400	-	600
Amounts charged to contra revenue, cost of revenues and expenses	216	-	550
Amounts written off as uncollectable	-	-	(707)
Recoveries of amounts previously written off	-	-	251
Deduction released to revenue	-	(150)	-
Allowance for credit losses, March 31, 2022	$1,058	$1,691	$1,799

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

The Company’s remaining performance obligation consists of contracts with financial institutions who are using the ASCEND solution. These contracts generally have a duration of five years and contain fixed maintenance fees that are considered fixed price guarantees. Remaining performance obligation consisted of the following:

AvidXchange Holdings, Inc.

Notes to the Unaudited Consolidated Financial Statements

(in thousands, except share and per share data)

	Current	Noncurrent	Total
As of March 31, 2023	$15,246	$22,218	$37,464
As of December 31, 2022	15,143	22,546	37,689

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

The following tables present information about deferred contract costs:

	Three Months Ended March 31,
	2023	2022
Capitalized sales commissions and implementation costs	$2,838	$2,076
Amortization of deferred contract costs
Costs to obtain contracts included in sales and marketing expense	$1,474	$1,323
Costs to fulfill contracts included in cost of revenue	1,569	1,526

4. Loss Per Common Share

Diluted loss per common share is the same as basic loss per common share for all periods presented because the effects of potentially dilutive items were anti-dilutive given the Company’s net loss.

The following common share equivalent securities have been excluded from the calculation of weighted average common shares outstanding because the effect is anti-dilutive for the periods presented:

	Three Months Ended March 31,
Anti-Dilutive Common Share Equivalents	2023	2022
Stock options	8,755,890	7,732,126
Restricted stock units	11,592,608	8,201,696
Employee stock purchase plan	168,769	89,442
Total anti-dilutive common share equivalents	20,517,267	16,023,264

Basic and diluted net loss per common share is calculated as follows:

	Three Months Ended March 31,
	2023	2022
Numerator:
Net loss	$(15,990)	$(25,147)
Net loss attributable to common stockholders	$(15,990)	$(25,147)
Denominator:
Weighted-average common shares outstanding, basic and diluted	199,900,920	197,017,555
Net loss per common share, basic and diluted	$(0.08)	$(0.13)

5. Fair Value Measurements

The Company’s financial instruments consist of cash and cash equivalents, marketable securities, trade and supplier advances receivables, assets of the rabbi trust, AP, deferred compensation liabilities, and debt. The carrying amount of cash, trade and supplier advances receivables, and AP approximate fair value due to the short-term maturity. The estimated fair value of long-term

AvidXchange Holdings, Inc.

Notes to the Unaudited Consolidated Financial Statements

(in thousands, except share and per share data)

debt is based on borrowing rates currently available to the Company for similar debt issues. The fair value approximates the carrying value of long-term debt.

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

	As of March 31, 2023
Description	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market mutual funds (1)	$197,442	$-	$-	$197,442
Rabbi trust-owned life insurance policies (at cash surrender value) (2)	-	1,695	-	1,695
Total assets	$197,442	$1,695	$-	$199,137

Other long-term liabilities
Deferred compensation (2)	$-	$1,787	$-	1,787
Total liabilities	$-	$1,787	$-	$1,787

	As of December 31, 2022
Description	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market mutual funds (1)	$147,149	$-	$-	$147,149
Rabbi trust-owned life insurance policies (at cash surrender value) (2)	-	1,611	-	1,611
Total assets	$147,149	$1,611	$-	$148,760

Other long-term liabilities
Deferred compensation (2)	$-	$1,803	$-	1,803
Total liabilities	$-	$1,803	$-	$1,803

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

AvidXchange Holdings, Inc.

Notes to the Unaudited Consolidated Financial Statements

(in thousands, except share and per share data)

6. Marketable Securities

Marketable securities consist of corporate bonds, commercial paper, and U.S. Treasury and agency bonds, and are classified as held-to-maturity. Investments held in marketable securities had contractual maturities of between one and four months as of March 31, 2023. As the Company invests in short-term and high credit quality marketable securities, the Company expects to receive fixed par value without any loss of principle at the maturity of each security. Therefore, an allowance for expected credit losses is not recognized as of March 31, 2023 and December 31, 2022. The following presents information about the Company’s marketable securities:

	As of March 31, 2023
Sector	Amortized Cost	Allowance for credit losses	Net Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Financial	$21,146	$-	$21,146	$-	$(12)	$21,134
Government	42,397	-	42,397	8	-	42,405
Total	$63,543	$-	$63,543	$8	$(12)	$63,539

	As of December 31, 2022
Sector	Amortized Cost	Allowance for credit losses	Net Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Financial	$80,831	$-	$80,831	$8	$(32)	$80,807
Government	15,071	-	15,071	5	-	15,076
Industrial	15,084	-	15,084	-	(3)	15,081
Total	$110,986	$-	$110,986	$13	$(35)	$110,964

The fair value of marketable securities in the Government major security type is classified as a Level 1 in the Company’s fair value hierarchy described in Note 5. The fair values of the remaining major security types are classified as Level 2.

The following table presents information about the Company’s investments that were in an unrealized loss position and for which an other-than-temporary impairment has not been recognized in earnings:

	As of March 31, 2023	As of December 31, 2022
Aggregate fair value of investments with unrealized losses (1)	$21,134	$59,595
Aggregate amount of unrealized losses	(12)	(35)

_________________

(1)	Investments have been in a continuous loss position for less than 12 months

7. Intangible Assets and Goodwill

Intangible Assets

The following table presents information about capitalized software development costs:

	Three Months Ended March 31,
Capitalized software development costs	2023	2022
Capitalized	$3,855	$4,544
Amortized	3,616	2,541

AvidXchange Holdings, Inc.

Notes to the Unaudited Consolidated Financial Statements

(in thousands, except share and per share data)

	March 31, 2023
	Weighted Average	Gross	Accumulated
	Useful Life	Amount	Amortization	Net Amount
Internally developed software	3 Years	$89,778	$(63,277)	$26,501
Non-compete	4 Years	6,194	(2,494)	3,700
Technology	7 Years	45,791	(27,281)	18,510
Customer relationships	9 Years	72,512	(31,396)	41,116
Trade name	10 Years	7,748	(2,211)	5,537
Total intangible assets		$222,023	$(126,659)	$95,364

	December 31, 2022
	Weighted Average	Gross	Accumulated
	Useful Life	Amount	Amortization	Net Amount
Internally developed software	3 Years	$85,923	$(59,661)	$26,262
Non-compete	4 Years	6,194	(2,079)	4,115
Technology	7 Years	45,791	(26,314)	19,477
Customer relationships	9 Years	72,512	(29,327)	43,185
Trade name	10 Years	7,748	(2,038)	5,710
Total intangible assets		$218,168	$(119,419)	$98,749

Total amortization expense associated with identifiable intangible assets was as follows:

	Three Months Ended March 31,
	2023	2022
Total amortization expense associated with identifiable intangible assets	$7,239	$6,134

Goodwill

There were no changes in goodwill during the three months ended March 31, 2023.

8. Leases and Leasing Commitments

Supplemental cash flow information related to the Company’s operating and finance leases was as follows:

	Three Months Ended March 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Financing cash flows for finance leases	$165	$237
Operating cash flows for finance leases	1,448	1,421
Operating cash flows for operating leases	547	505
Right of use assets obtained in exchange for new lease obligations:
Finance lease liabilities	-	57
Operating lease liabilities	362	2,831

The components of lease expense were as follows:

	Three Months Ended March 31,
Lease expense	2023	2022
Finance lease expense:
Amortization of right-of-use assets	$531	$670
Interest on lease liabilities	1,641	1,623
Operating lease expense	432	454
Short-term lease expense	-	160
Variable lease expense	53	35
Total lease expense	$2,657	$2,942

AvidXchange Holdings, Inc.

Notes to the Unaudited Consolidated Financial Statements

(in thousands, except share and per share data)

9. Long-Term Debt

Long-term debt as of March 31, 2023 and December 31, 2022:

	As of March 31, 2023	As of December 31, 2022
Term loan facility	$64,594	$65,000
Promissory note payable for land acquisition	18,700	18,700
Total principal due	83,294	83,700
Current portion of promissory note	(6,425)	(6,425)
Unamortized portion of debt issuance costs	(1,295)	(1,363)
Long-term debt	$75,574	$75,912

On December 29, 2022 the Company, through its wholly-owned subsidiary, AvidXchange, Inc., entered into a credit agreement (the "2022 Credit Agreement") with KeyBank National Association ("KeyBank") to replace in its entirety its previous senior secured credit facility. The outstanding balances of the previous senior secured credit facility were repaid with the Company's cash balances and the proceeds from borrowing under the 2022 Credit Agreement. The 2022 Credit Agreement has a term of five years and consists of a 5-year revolving credit facility (the "2022 Revolver") and a five-year term loan facility (the "2022 Term Loans").

Under the 2022 Credit Agreement and subject to specific conditions, the Company may request, and the lenders have the right, but not the obligation, to increase the 2022 Revolver or add an additional term loan facility by an aggregate amount (for all such increases) not to exceed $50,000 as of March 31, 2023.

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

The 2022 Credit Agreement has a term of five years and makes available to the Company facilities in an aggregate amount of $95,000 and consists of:

•
$30,000 pursuant to the 2022 Revolver; and
•
$65,000 pursuant to the 2022 Term Loans.

Letters of credit may be issued by KeyBank pursuant to the 2022 Credit Agreement and the availability under the 2022 Revolver will be reduced by any outstanding letters of credit. As March 31, 2023, borrowing availability under the 2022 Revolver was reduced by the then current amount of the letter of credit dated October 1, 2019 which was issued by KeyBank to secure the Company's obligation to make payments under the lease for the Company's headquarters building in Charlotte, North Carolina. The amount of the letter of credit was $6,072 as of March 31, 2023.

In addition, under the 2022 Credit Agreement, the Company may request, and the lenders have the right, but not the obligation to, increase the 2022 Revolver or add an additional term loan facility by an aggregate amount (for all such increases) not to exceed $50,000, subject to specified conditions.

As of March 31, 2023, the aggregate amount available to borrow under the 2022 Credit Agreement was $23,928. As of March 31, 2023, the effective interest rate of the 2022 Term Loans was 7.46%.

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

The 2022 Credit Agreement also contains three financial covenants, measured on a consolidated basis. First, there must be liquidity (which is defined as availability under the 2022 Revolver, plus unrestricted cash) that is more than the greater of (1) $35,000, and (2) 35% of the Total Commitment Amount (as defined in the 2022 Credit Agreement). Second, as of the end of each quarter, total revenue on a trailing four-quarter basis must be greater than the requirements set forth in the 2022 Credit Agreement. Third, for each period of four consecutive quarters ending on December 31, 2024, and at the end of each fiscal quarter thereafter, Consolidated EBITDA (as defined in the 2022 Credit Agreement) must not be less than $10,000. The Company was in compliance with its financial debt covenants as of March 31, 2023.

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

Under the previous senior secured credit facility, the certain wholly-owned subsidiaries of the Company were co-borrowers, with the Company's parent holding company as the guarantor. By contrast, under the 2022 Credit Agreement, the Company's wholly-owned subsidiary, AvidXchange, Inc., is the only borrower, and AvidXchange, Inc.'s parent holding company and certain subsidiaries of AvidXchange, Inc. are co-guarantors.

Revolving Credit Facility

There was no balance outstanding under either revolving credit facility as of March 31, 2023 or December 31, 2022. The Company is required to pay on a quarterly basis a commitment fee of 0.3% per annum with respect to the amount of the 2022 Revolver.

Deferred Financing Costs

The Company has $792 and $385 in deferred financing costs included in other noncurrent assets and deposits, and $1,295 and $1,363 of deferred financing costs associated with its term loans recorded net of long-term debt as of March 31, 2023 and December 31, 2022, respectively.

Amortization of deferred financing costs was $110 and $339 the three months ended March 31, 2023 and 2022, respectively, which is presented in the consolidated statements of operations as interest expense.

Land Promissory Note

The Company has two promissory notes executed in connection with the purchase of land parcels and improvements adjacent to its Charlotte, North Carolina headquarters campus. The aggregate outstanding principal amount was $18,700 as of March 31, 2023 and will be paid in three remaining equal annual payments of $4,800 and a final annual payment of $4,300, plus accrued interest at 6.75%.

10. Stockholders’ Equity

The holders of common stock are entitled to one vote for each share.

AvidXchange Holdings, Inc.

Notes to the Unaudited Consolidated Financial Statements

(in thousands, except share and per share data)

Authorized Shares

The Company is authorized to issue 1,600,000,000 shares of common stock, $0.001 par value per share, and 50,000,000 shares of preferred stock, $0.001 par value per share.

Common Stock

At March 31, 2023, the Company had reserved a total of 47,840,003 of its 1,600,000,000 shares of common stock for future issuance as follows:

As of March 31, 2023
Outstanding stock options	8,755,890
Restricted stock units	11,592,608
Available for future issuance under stock award plans	21,048,674
Available for future issuance under employee stock purchase plan	6,442,831
Total common shares reserved for future issuance	47,840,003

11. Stock-Based Compensation

Upon the adoption of ASU 2016-09 on January 1, 2022, the Company elected to recognize forfeitures as they occur. Previously, the Company estimated forfeitures based on historical experience. The change in accounting policy resulted in the recognition of a cumulative effect adjustment to the Company's accumulated deficit as of January 1, 2022 in the amount of $629.

Stock Plans

The Company maintains its 2021 Long-Term Incentive Plan ("2021 Plan") under which it grants stock awards to its employees, directors and non-employee third parties. On January 1, 2023, the number of shares of common stock available to issue under the 2021 Plan automatically increased by 9,971,700 shares. As of March 31, 2023, the Company had 21,048,674 shares allocated to the 2021 Plan, but not yet issued or granted as an award.

The Company also maintains its 2021 Employee Stock Purchase Plan ("ESPP"), under which eligible employees may purchase the Company’s common stock through accumulated payroll deductions. On January 1, 2023, the number of shares of common stock reserved for issuance under the ESPP automatically increased by 1,994,340. As of March 31, 2023, the number of shares of common stock reserved for issuance under the ESPP was 6,442,831.

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

Stock option activity for the three months ended March 31, 2023 was as follows:

	Stock Options
	Number of Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance as of December 31, 2022	7,131,150	$8.37	7.61	$16,849
Granted	1,748,480	9.00
Exercised	(123,168)	2.99
Cancelled	(572)	3.79
Balance as of March 31, 2023	8,755,890	$8.57	7.94	$7,773
Vested and exercisable	3,933,036	$7.57	6.70	$7,587

As of March 31, 2023, the total unamortized stock-based compensation expense related to the unvested stock options was $19,179, which the Company expects to amortize over a weighted average period of 2.9 years.

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

RSU activity for the three months ended March 31, 2023 was as follows:

	Restricted Stock Units
	Number of Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value
Balance as of December 31, 2022	7,877,598	$9.07
Granted	5,339,033	8.94
Released	(1,471,826)	8.82
Cancelled	(152,197)	9.33
Balance as of March 31, 2023	11,592,608	$9.02

As of March 31, 2023, the total unamortized stock-based compensation expense related to the unvested RSUs was $91,121, which the Company will amortize over a weighted average period of 3.2 years upon satisfaction of the performance condition.

Stock-Based Compensation Expense

Stock-based compensation expense from stock options and RSUs, reduced for actual forfeitures, was included in the following line items in the accompanying consolidated statement of operations:

	Three Months Ended March 31,
	2023	2022
Cost of revenues	$1,017	$925
Sales and marketing	1,135	876
Research and development	2,219	1,764
General and administrative	4,290	3,030
Total	$8,661	$6,595

Employee Stock Purchase Plan

Stock-based compensation expense from the ESPP was $270 and $196 during the three months ended March 31, 2023 and 2022, respectively. ESPP expense is based on the estimated fair value of the option to purchase shares at a discount and uses grant date inputs including the purchase discount, expected contributions and stock price.

12. Commitments and Contingencies

Letters of Credit

As of March 31, 2023, the Company has an irrevocable standby letter of credit outstanding that acts as collateral with respect to the lease of the Company’s Charlotte corporate headquarters with an availability of approximately $6,072 for which the Company pays a fee of 2.5% to 3.0% per annum, primarily based on the ratio of debt under the 2022 Credit Agreement to the Company’s consolidated software revenue. The letter of credit reduces the borrowing capacity under the 2022 Revolver. It renews annually and expires on December 1, 2023.

13. Income Taxes

The Company’s effective tax rate for each of the three months ended March 31, 2023 and 2022, was less than one percent, primarily as a result of estimated tax losses for the fiscal year-to-date offset by the increase in the valuation allowance in the net operating loss carryforwards. Tax expense includes current tax expense for estimated state income taxes and noncurrent federal taxes related to non-deductibility of goodwill in the future.

AvidXchange Holdings, Inc.

Notes to the Unaudited Consolidated Financial Statements

(in thousands, except share and per share data)

14. Subsequent Events

Commitments and Contingencies

In early April 2023, the Company detected a cybersecurity incident as part of its routine security monitoring protocols. In response to the incident, the Company launched an investigation with the support of leading cybersecurity experts, reached out to law enforcement and has taken and will continue to take actions to implement additional safeguards.

The Company’s solutions are operational, and customer transactions continue to be processed through the Company's systems. However, the Company’s efforts to respond to the incident and to implement additional safeguards and enhance the Company’s security have resulted and may continue to result in temporary disruptions to certain features or products.

The investigation, which is ongoing as of the date of filing of this quarterly report on Form 10-Q, has so far revealed that the incident affected certain of AvidXchange’s systems and that some data from these systems was exfiltrated. The Company is aware that one or more threat actors have published files they claim to have taken from the Company’s systems. Upon reviewing the files published online, the Company learned that the threat actor(s) published, among other materials, some credentials for internal Company applications and credentials for a specific application used by a small number of customers. The Company temporarily took the application used by customers offline, contacted impacted customers, reset impacted credentials and took other related security measures. The Company posted notice of the event on its website and is continuously reviewing and evaluating the situation and the Company’s notification and disclosure obligations as additional information becomes available.

Beginning in the second fiscal quarter of 2023, the Company has incurred significant costs associated with the cybersecurity incident. The Company expects that it will continue to experience increased costs related to its threat response and its actions to implement additional safeguards. The Company maintains cyber insurance and will likely seek reimbursement for certain of the expenses incurred in connection with this event, although the extent to which its insurance will cover such expenses remains uncertain. The Company is unable at this time to reasonably estimate the possible loss or range of loss and no liability has been recorded related to the incident as of March 31, 2023.

Share Issuance

On May 1, 2023, the Company issued 194,508 shares of common stock under its employee stock purchase plan at a purchase price of $6.10 per share representing a 15% discount on the closing price of $7.18 on the date of purchase for an aggregate of $1,186. The purchase price is based on the lower of the fair market value of the Company’s common stock at the grant date or purchase date.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the unaudited interim financial statements and notes thereto included in this Quarterly Report on Form 10-Q and with our audited financial statements and notes thereto for the year ended December 31, 2022 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Our Business and Revenue Model

We sell our solutions through a hybrid go-to-market strategy that includes direct and indirect channels. Our direct sales force leverages their deep domain expertise in select verticals and over 205 referral relationships with integrated software providers, financial institutions and other partners to identify and attract buyers that would benefit from our AP software solutions and the AvidPay Network. Our indirect channel includes reseller partners and other strategic partnerships such as Mastercard, through MasterCard’s B2B Hub, which includes Fifth Third Bank and Bank of America, and other financial institutions, such as KeyBank, and third-party software providers such as MRI Software, RealPage and SAP Concur. Our referral and indirect channel partnerships provide us greater reach across the market to access a variety of buyers.

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

	Three Months Ended March 31,
Disaggregation of Revenue:	2023	2022
Software revenue	$26,968	$23,911
Payment revenue	59,181	46,468
Services revenue	673	824
Total revenues	$86,822	$71,203

Software revenue, payment revenue and services revenue are described below in the section titled "Components of Results of Operations."

Macroeconomic Environment's Impact on Revenue

Throughout 2023, we have continued to see the impact of several macroeconomic events on our business and on our buyers and suppliers. These events have included, but are not limited to, general economic conditions including increased volatility in the U.S. banking market as a result of several highly publicized distressed or closed banks, a higher than normal level of inflation in the U.S. economy, fears of a possible recession, ongoing supply chain disruptions, and geopolitical tensions including those resulting from the conflict between Russia and Ukraine. While we continue to be encouraged by leading indicators in our sales process, the ongoing uncertainty created by these macroeconomic events could continue to have a negative impact on purchasing decisions by certain buyers, new sales and longer sales cycles. These events have made it and may continue to make it more difficult for us to acquire new buyers and to close new sales opportunities which in turn adversely impacts revenue growth in future periods.

In particular, the long-term impacts of inflation on the economy and our business remain unclear. On the one hand, our revenue could be positively impacted by inflation as the value of our customer's payments could rise, increasing our payment volume and the base on which we earn interchange revenue. Also, inflationary pressure could be a catalyst for sales acceleration associated with increased interest by potential customers in automating back-office processing. Additionally, the Federal Reserve has raised interest rates in an effort to reduce inflation. These rate increases have in turn increased the interest we earn on funds held for buyers, which we recognize as payment revenue. Conversely, the impact of inflationary pressures on the macro economy could slow the spending of our customers and decrease payment volume. Inflation could also negatively impact our operating costs by increasing costs incurred by us to operate our business due to higher costs from our vendors and increased personnel costs, some of which we may not be able to recoup from our customers. The impact of inflation on our business and on our buyers and suppliers in future periods remains highly uncertain, as does the Federal Reserve’s response to these conditions. We may not see these impacts of inflation in future periods, which could lead to difficulty in comparing our current consolidated financial results to our results in future reporting periods.

In addition, increased volatility in the domestic banking sector can impact access to liquidity for our buyers and suppliers and strategic partners, and we continue to closely monitor this situation and the potential impacts this volatility may have on our business. buyers, suppliers, and strategic partners.

Cybersecurity Incident

In early April 2023, we detected a cybersecurity incident as part of our routine security monitoring protocols. In response to the incident, we launched an investigation with the support of leading cybersecurity experts, reached out to law enforcement and have taken and will continue to take actions to implement additional safeguards.

Our solutions are operational, and we continue to process customer transactions through our systems. However, our efforts to respond to the incident and to implement additional safeguards and enhance our security have resulted and may continue to result in temporary disruptions to certain features or products.

The investigation, which is ongoing as of the date of filing of this quarterly report on Form 10-Q, has so far revealed that the incident affected certain of AvidXchange’s systems and that some data from these systems was exfiltrated. We are aware that one or more threat actors have published files they claim to have taken from our systems. Upon reviewing the files published online, we learned that the threat actor(s) published, among other materials, some credentials for internal Company applications and credentials for a specific application used by a small number of customers. We temporarily took the application used by customers offline, contacted impacted customers, and reset impacted credentials and took other related security measures. We posted notice of the event on our website and we are continuously reviewing and evaluating the situation and our notification and disclosure obligations as additional information becomes available.

Beginning in the second fiscal quarter of 2023, we have incurred significant costs associated with the cybersecurity incident. We expect that we will continue to experience increased costs related to our threat response and our actions to implement additional safeguards. We maintain cyber insurance and will likely seek reimbursement for certain of these expenses incurred in connection with this event, although the extent to which our insurance will cover such expenses remains uncertain. We are unable at this time to reasonably estimate the possible loss or range of loss and no liability has been recorded related to the incident as of March 31, 2023. Refer to Note 14 to our Unaudited Consolidated Financial Statements for additional information concerning the incident.

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

	Three Months Ended March 31,
	2023	2022	Percentage Change
Transactions Processed	18,257,696	16,852,489	8.3%
Transaction Yield	$4.76	$4.23	12.5%
Total Payment Volume (in millions)	$17,738	$15,197	16.7%

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

Interest income represents interest received from buyer deposits held during the payment clearing process. We receive interest on funds held through our contractual relationship with our buyers, which we recognize as payment revenue. The rate we earn on buyer funds is difficult to predict in the short and long term and will continue to be impacted by the Federal Reserve’s monetary policy and any adjustments that are made in response to inflation. Due to the current high levels of inflation in the U.S. economy, and the resulting increases in interest rates, we experienced an increase in revenues generated on funds held during the payment clearing process in recent periods. This level of interest income on buyer deposits may not be sustainable in future years or in nearer term periods depending on the Federal Reserve’s future actions.

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

We utilize service providers to process a substantial portion of our payment revenue that is derived from interchange fees earned on payment transactions processed as VCCs. A large percentage of our revenue is processed by a small number of providers and our revenue is also dependent on the rates we are able to negotiate with these providers. See Note 2 “Summary of Significant Accounting Policies” of our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for disclosures regarding this concentration.

Services Revenue

Services revenue includes fees charged to process buyer change in service requests.

Total Revenue

We expect our total revenue to increase year over year due to an increase in the number of transactions processed, and the number of buyers and suppliers using the AvidPay Network, and that payment revenue should comprise a greater proportion of total revenue as the volume of transactions on the AvidPay Network continues to increase.

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

While we expect our general and administrative expenses to decrease as a percentage of revenue over the longer term, we expect our general and administrative expenses to increase in absolute dollars over the shorter term as we continue to build out our infrastructure to support our operations as a public company, and to support a larger customer base. We also expect our general and administrative expenses to increase in absolute dollars over the shorter term as we address cybersecurity threats and implement additional safeguards.

Depreciation and Amortization

Depreciation and amortization expense includes depreciation of property and equipment over the estimated useful life of the applicable asset, as well as amortization of acquired intangibles (i.e., non-compete agreements, customer relationships, technology, and trade name) with a useful life between 3 and 15 years, and amortization of capitalized software development costs with an estimated benefit of 3 years.

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

Results of Operations

The following table sets forth our results of operations for the periods presented (in thousands, except share and per share data):

	Three Months Ended March 31,
	2023	2022
Revenues	$86,822	$71,203
Cost of revenues (exclusive of depreciation and amortization expense)	29,473	27,807
Operating expenses
Sales and marketing	20,135	17,239
Research and development	23,122	20,072
General and administrative	22,627	18,688
Depreciation and amortization	8,586	7,718
Total operating expenses	74,470	63,717
Loss from operations	(17,121)	(20,321)
Other income (expense)
Interest income	4,516	220
Interest expense	(3,315)	(4,977)
Other income (expense)	1,201	(4,757)
Loss before income taxes	(15,920)	(25,078)
Income tax expense	70	69
Net loss	$(15,990)	$(25,147)
Net loss per share attributable to common stockholders, basic and diluted	$(0.08)	$(0.13)
Weighted average number of common shares used to compute net loss per share attributable to common stockholders, basic and diluted	199,900,920	197,017,555

Comparison of the Three Months Ended March 31, 2023 and 2022

Revenues

	Three Months Ended March 31,		Period-to-Period Change
	2023	2022	Amount	Percentage
	(in thousands)
Revenues	$86,822	$71,203	$15,619	21.9%

The increase in revenues was largely comprised of an increase in payment revenue of $12.7 million, or 27.4%, driven primarily by increased electronic payments on the AvidPay Network due to the addition of new and existing buyer payment transaction volume and an increase in payment yield, that resulted, in part, from a rising interest rate environment. Payment revenue and payment yield were positively impacted by interest on funds held for customers as the rate earned on those funds increased during the period due to the Federal Reserve raising rates in response to the higher than normal level of inflation in the U.S. economy. Payment revenue from interest increased $5.9 million to $7.1 million in the first quarter of 2023 from $1.2 million in the first quarter of 2022. These increases in payment transaction volume were offset by decreases in volume in media payments associated with political media spend, due to prior increases from the 2022 mid-term elections which did not occur in the current period, which resulted in a decrease of $0.8 million. Software revenue increased by $3.1 million, or 12.8%, primarily driven by increased invoice and payment transaction volume from new and existing customers as well as price increases.

Cost of Revenues

	Three Months Ended March 31,
	2023		2022
		Percentage		Percentage	Period-to-Period Change
	Amount	of Revenue	Amount	of Revenue	Amount	Percentage
	(in thousands)
Cost of revenues (excluding depreciation and amortization expense)	$29,473	33.9%	$27,807	39.1%	$1,666	6.0%

The increase in cost of revenues (excluding depreciation and amortization expense) was due primarily to an increase in employee costs of $1.1 million, including an increase in stock-based compensation of $0.1 million. We also experienced increases in IT infrastructure costs, including cloud hosting fees and software costs, of $0.9 million primarily related to our transition of services from data centers to cloud hosting. Additionally, we experienced increases in invoice and check processing fees of $0.4 million and consulting and contract labor of $0.3 million. These increases were partially offset by a decrease of $0.4 million for misdirected payments primarily due to higher costs in the comparable period and a $0.5 million decrease in the reserve for Invoice Accelerator purchased invoices compared to the prior year.

Operating Expenses

	Three Months Ended March 31,
	2023		2022
		Percentage		Percentage	Period-to-Period Change
	Amount	of Revenue	Amount	of Revenue	Amount	Percentage
	(in thousands)
Sales and marketing	$20,135	23.2%	$17,239	24.2%	$2,896	16.8%
Research and development	23,122	26.6%	20,072	28.2%	3,050	15.2%
General and administrative	22,627	26.1%	18,688	26.2%	3,939	21.1%
Depreciation and amortization	8,586	9.9%	7,718	10.8%	868	11.2%

Sales and Marketing Expenses

The increase in sales and marketing expenses was due primarily to an increase of $2.0 million in employee costs (net of capitalized sales commissions), including an increase in stock-based compensation of $0.3 million. We experienced increases in partner commissions of $0.3 million as well as an increase in travel expenses of $0.3 million and an increase in IT infrastructure and software costs of $0.2 million related to our transition of services from data centers to cloud hosting.

Research and Development Expenses

Research and development expenses increased primarily due to increased employee costs of $3.2 million. The investments in our platform are intended to increase the quality, reliability and efficiency of our technology. The increase in employee costs relates to both headcount and compensation increases and includes an increase of stock-based compensation of $0.5 million and a decrease of annual bonus accrual of $0.3 million. We experienced an additional increase of $0.6 million in IT infrastructure. These increases were offset, in part, by a $1.5 million net decrease in costs associated with engaging consultants and contractors. We also experienced an additional increase of $0.7 million from a lower amount of costs capitalized in the current period compared to the prior period.

General and Administrative Expenses

The increase in general and administrative expenses is attributable to a $3.3 million increase in employee costs, including increases in stock-based compensation of $1.3 million and annual bonus accrual of $0.3 million. We also experienced an increase of $0.2 million in professional, accounting and consulting fees, contract labor, and insurance costs. We experienced an additional increase of $0.5 million in IT infrastructure. These increases were offset, in part, by a reduction in transaction costs of $0.2 million attributable to deal-related costs incurred in the prior year period. General and administrative expenses in the second quarter of 2023 are expected to reflect significant increases in costs related to our threat response and our implementation of additional safeguards in connection with our recent cybersecurity incident. Because this incident was detected in April 2023, general and administrative expenses for this quarter do not reflect any related expenses.

Depreciation and Amortization

Depreciation and amortization increased in absolute terms primarily due to the amortization of intangible assets associated with capitalized software development costs.

Other Income (Expense)

	Three Months Ended March 31,
	2023		2022
		Percentage		Percentage	Period-to-Period Change
	Amount	of Revenue	Amount	of Revenue	Amount	Percentage
	(in thousands)
Other Income (Expense)	$1,201	1.4%	$(4,757)	(6.7)%	$5,958	(125.2)%

Other income increased primarily due to an increase in interest income of $4.3 million and a decrease in interest expense of $1.7 million.

Income Tax Expense

	Three Months Ended March 31,
	2023		2022
		Percentage		Percentage	Period-to-Period Change
	Amount	of Revenue	Amount	of Revenue	Amount	Percentage
	(in thousands)
Income tax (benefit) expense	$70	0.1%	$69	0.1%	$1	1.4%

The provision for income taxes relates primarily to state income taxes and noncurrent federal taxes related to the non-deductibility of goodwill in the future.

Liquidity and Capital Resources

We do not currently generate positive cash flow through our operations. We have financed our operations and capital expenditures primarily through sales of common and preferred stock, through borrowings under our credit facilities, as described below, and through our IPO that was completed in October 2021, which resulted in net proceeds of $621.4 million, including the exercise of the overallotment option and after deducting underwriting discounts and commissions of $40.4 million and offering expenses of approximately $11.8 million. As of March 31, 2023, our principal sources of liquidity are our unrestricted cash and cash equivalents of $368.2 million, marketable securities of $63.5 million, and funds available under our term loan and revolving credit facilities, which we collectively refer to as the 2022 Credit Agreement, which we entered into in December 2022. In January 2023, we increased the borrowing capacity of the 2022 Credit Agreement which resulted in an additional $20.0 million borrowing capacity on our revolving line of credit. As of March 31, 2023, our unused committed capacity under the 2022 Credit Agreement was $23.9 million comprised of a revolving commitment.

We believe that our unrestricted cash, cash equivalents, marketable securities, and funds available under our 2022 Credit Agreement will be sufficient to meet our working capital requirements for at least the next twelve months. To the extent existing cash, marketable securities, cash from operations, and amounts available for borrowing under the 2022 Credit Agreement are insufficient to fund future activities, we may need to raise additional capital. In the future, we may attempt to raise additional capital through the sale of equity securities or through equity-linked or debt financing arrangements. If we raise additional capital by issuing equity or equity-linked securities, the ownership of our existing stockholders will be diluted. If we raise additional capital by the incurrence of additional indebtedness, we may be subject to increased fixed payment obligations and could also be subject to additional restrictive covenants, such as limitations on our ability to incur additional debt, and other operating restrictions that could adversely impact our ability to conduct our business. Our ability to raise additional debt may be limited by applicable regulatory requirements as a licensed money transmitter that require us to meet certain net worth requirements. Any future indebtedness we incur may result in terms that could be unfavorable to equity investors. There can be no assurances that we will be able to raise additional capital. The inability to raise capital would adversely affect our ability to achieve our business objectives.

Cash Flows

Below is a summary of our consolidated cash flows:

	Three Months Ended March 31,
Selected Cash Flow Data:	2023	2022
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(25,629)	$(25,314)
Investing activities	44,184	(243,686)
Financing activities	(233,581)	(309,265)
Net decrease in cash and cash equivalents, and restricted funds held for customers	$(215,026)	$(578,265)

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

Net cash used in operating activities slightly increased to $25.6 million during the three months ended March 31, 2023 from $25.3 million during the three months ended March 31, 2022 due primarily to an increase in revenue and an improved net income offset by changes in working capital, primarily due to variations in timing of payment of accrued expenses.

Net Cash Provided by (Used in) Investing Activities

Cash flows related to our investing activities consist primarily of the maturity and purchases of marketable securities, purchases of property and equipment, purchases of intangible assets, capitalization of internal-use software, and supplier advances related to our Invoice Accelerator product.

Net cash provided by investing activities increased to $44.2 million during the three months ended March 31, 2023 compared to use of $243.7 million during the three months ended March 31, 2022, primarily driven by the timing of purchases and maturities in our portfolio of held-to-maturity marketable securities as well as the acquisition in the prior year period of a customer list and non-compete agreement in our media payments market.

Net Cash Used in Financing Activities

Cash flows related to our financing activities consist primarily of changes in restricted buyer fund deposits related to buyer payment transactions, exercise of stock options, principal payments on financing leases, and borrowings and repayments of long-term debt.

Net cash used in financing activities was $233.6 million during the three months ended March 31, 2023 compared to $309.3 million during the three months ended March 31, 2022, due primarily to variations in the inflows and outflows from payment service obligations of our customers.

Outstanding Debt

Below is a summary of our outstanding debt (in thousands):

	As of March 31, 2023	As of December 31, 2022
Term loan facility	$64,594	$65,000
Promissory note payable for land acquisition	18,700	18,700
Total principal due	83,294	83,700
Current portion of promissory note	(6,425)	(6,425)
Unamortized portion of debt issuance costs	(1,295)	(1,363)
Long-term debt	$75,574	$75,912

Credit Facilities

On December 29, 2022, we entered into a credit agreement to replace our previous credit facility. In January 2023, we expanded the borrowing capacity of this agreement by $20 million. As of March 31, 2023, the aggregate available borrowing capacity under this agreement was $23.9 million. We were in compliance with our financial covenants as of March 31, 2023. Refer to Note 9 of our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional details about our credit facilities.

Land Promissory Note

We have a promissory note in connection with land and improvements adjacent to our Charlotte, North Carolina headquarters campus. Refer to Note 9 of our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for information on our promissory notes.

Issuances of Common Stock

During the three months ended March 31, 2023, we issued shares of common stock under our existing stock plans. Refer to our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for details.

Payment Obligations

We process payments for our customers. As part of our payment product offering we have recorded payment service obligations in our consolidated balance sheets of $1,051.2 million as of March 31, 2023 and an offsetting asset of restricted funds held for customers. This balance is short-term in nature and represents our obligation to pay our customers' suppliers as directed by our customers.

The Company historically transmitted buyer customer funds using a legacy model pursuant to which buyer customer funds are held in trust accounts that are maintained and operated by a trustee pending distribution to suppliers in accordance with instructions provided through the Company’s platform. The Company is not the trustee or beneficiary of the trusts which hold these buyer deposits; accordingly, the Company does not record these assets and offsetting liabilities on its consolidated balance sheets. The Company has largely phased out this model although certain banks that resell our products and services continue to leverage a similar structure. The Company contractually earns interest on funds held for certain buyers. The amount of Company and bank customer funds held in all trust-related accounts was approximately $16.3 million and $135.1 million at March 31, 2023 and December 31, 2022, respectively. Having obtained a money transmitter license in all states which require licensure, the Company is providing commercial payment services to businesses through its “for the benefit of customer” bank accounts that are restricted for such purposes and is continuing to work towards transitioning away from the legacy trust model.

Contractual Obligations

There were no material changes in our contractual obligations and commitments during the three months ended March 31, 2023 from the contractual obligations and commitments disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022. See Note 8 of the notes to our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information regarding contractual obligations and commitments.

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

There have been no material changes to our critical accounting policies as compared to the critical accounting policies and significant judgments and estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022 as filed with the SEC on March 1, 2023.

Recent Accounting Pronouncements

See Note 2 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted as of March 31, 2023.

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

Our operating cash may be invested in accordance with our cash investment policy. Under that policy, we invest with the objective of preserving capital while optimizing yield. Permissible investments include U.S. Treasury instruments, U.S. Government Agency securities, commercial paper, investment grade corporate bonds and money market funds. As of March 31, 2023, we held marketable securities with an amortized cost basis of $63.5 million and money market funds with an aggregate value of $197.4 million. The remaining amount of operating cash was held in interest-bearing demand deposit accounts.

Our buyer funds assets are invested with safety of principal, liquidity, and diversification as the primary objectives. Consistent with these objectives, we also seek to maximize interest income and to minimize the volatility of interest income with emphasis on liquidity. Pursuant to our investment policy and subject to applicable law, buyer funds may be invested in U.S. Treasury securities, U.S. Government Agency securities, money market funds that invest in investment grade securities, or other cash equivalents, including certificates of deposit. As of March 31, 2023, all buyer funds have been invested in interest-bearing demand deposit accounts.

We are exposed to interest-rate risk relating to our investment portfolio, which consists principally of interest-bearing demand deposit accounts as well as investments made in accordance with our cash investment policy. We recognize interest earned from buyer funds assets as revenue. We generally do not pay interest to buyers. Factors that influence the rate of interest we earn include the short-term market interest rate environment and the weighting of balances by security type. The annualized interest rate earned on our investment of operating cash and funds held for buyers increased to 3.41% during the first three months of fiscal year 2023 from 1.32% during fiscal year 2022. Based on current investment practices, an increase in the Federal Funds interest rate of 100 basis points would have changed our interest income in the first three months of fiscal year 2023 from our investment of operating cash by approximately $0.6 million and our interest on buyer funds assets by approximately $2.8 million based upon the average balances for the first three months of fiscal year 2023 of $453.7 million in operating cash investments and $897.8 million in buyer funds investments, respectively. In addition to interest rate risks, we also have exposure to risks associated with changes in laws and regulations that may affect buyer fund balances. For example, a change in regulations that restricts the permissible investment alternatives for buyer funds may reduce our interest earned revenue.

We are also exposed to interest-rate risk relating to existing variable rate bank borrowings. As of March 31, 2023 and December 31, 2022, we had outstanding borrowings on variable rate debt of $64.6 million and $65.0 million, respectively. A 100 basis points increase in the variable rate would have resulted in incremental interest expense of $0.2 million during the three months ended March 31, 2023.

Our interest-rate risk will continue to be impacted by the Federal Reserve’s monetary policy and response to the higher than normal level of inflation in the U.S. economy.

Credit Risk

We may be exposed to credit risk in connection with our investments, as our cash on deposit, including buyer funds, regularly exceed Federal Deposit Insurance Company (“FDIC”) limits. We limit credit risk by diversifying our portfolio, including a requirement that no more than 5% of invested funds may be held in the issues of a single corporation. Additionally, the minimum credit quality of any investment shall be not less than an ‘(A-) or (A3)’ rating equivalent from any single rating services based on ratings by any of Standard and Poor’s Ratings Services, Moody’s Investors Service, or Fitch Investor Services. The maximum maturity of any security in the portfolio shall not exceed 24 months. The weighted average maturity of the portfolio shall not exceed 12 months. In addition, maximum maturities of individual securities are further limited by the security type and cash segment of the investment. We are also exposed to credit risk related to the timing of payments made from buyer funds collected. We typically remit buyer funds to our buyers’ suppliers in advance of having good or confirmed funds collected from our buyers. Our buyers generally have three days to dispute transactions and if we remit funds in advance of receiving confirmation that no dispute was initiated by our buyer, then we could suffer a credit loss. We mitigate this credit exposure by leveraging our data assets to make credit underwriting decisions about whether to accelerate disbursements, managing exposure limits, and various controls in our operating systems.

There can be no assurance that our deposits in excess of the FDIC or other comparable insurance limits will be backstopped by the U.S. government, or that any bank or financial institution with which we do business will be able to obtain needed liquidity from other banks, government institutions or by acquisition in the event of a failure or liquidity crisis. While we do not currently maintain private insurance to mitigate this risk, we seek to mitigate this risk by monitoring financial institutions that we conduct business with and endeavoring to maintain our cash balances at large well-capitalized financial institutions.

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

Concentration Risk

A substantial portion of our revenue is derived from interchange fees earned on payment transactions processed from VCC service providers. Prior to 2022, our interchange fees were processed primarily through a single provider. To mitigate this concentration risk, we began processing a substantial portion of these transactions through a second provider during 2022. Revenue from each of these two suppliers was greater than 10% of our total revenue. Refer to Note 2 of our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information regarding this concentration.

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

We are also exposed to concentration risk associated with buyer funds that we hold in Company-owned accounts, which are subject to applicable state money transmitter laws, and in trust accounts. As of March 31, 2023, all buyer funds have been invested in interest-bearing demand deposit accounts. The majority of these demand accounts are maintained at one institution which is a full-service, FDIC-insured national bank supervised by the Office of the Comptroller of the Currency (OCC) and is a subsidiary of a bank holding company subject to regulation, supervision, and examination by the Federal Reserve. As indicated above, while we do not currently maintain private insurance to mitigate this risk, we seek to mitigate this risk by monitoring financial institutions that we conduct business with and endeavoring to maintain our cash balances at large well-capitalized financial institutions.

ITEM 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Disclosure controls and procedures are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, and as a result of the material weakness described below, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2023, our disclosure controls and procedures were not effective at the reasonable assurance level.

In light of this fact, our management has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that, notwithstanding the material weakness in our internal control over financial reporting, the unaudited consolidated financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q fairly state, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

Previously Identified Material Weakness in Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. We previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022 the following material weakness, which still existed as of the end of the period covered by this report:

•
We lack a sufficient complement of personnel with an appropriate level of accounting knowledge, training, and experience to appropriately analyze, record and disclose accounting matters timely and accurately.

This material weakness resulted in material misstatements related to our preferred stock, additional-paid-in-capital accounts, and the classification of cash flows from operating and investing activities as of and for the year ended December 31, 2019, which resulted in the restatement of the 2019 consolidated financial statements, errors identified and corrected in the aforementioned accounts as of and for the periods ended December 31, 2020 and June 30, 2021, and in immaterial misstatements related to our cost of revenues, sales and marketing expense, research and development expense, general and administrative expense, and additional-paid-in-capital accounts, which resulted in the revision of our December 31, 2020 and June 30, 2021 financial statements. Additionally, this material weakness could result in a misstatement of substantially all of our accounts or disclosures that such material weakness could result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

Remediation Plan for Material Weakness

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

(b) Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter ended March 31, 2023, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

We are supplementing Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the Securities and Exchange Commission on March 1, 2023 (the “Annual Report”). The following risk factors should be read in conjunction with the risk factors set forth in that Annual Report.

The cybersecurity incident that we detected in early April 2023, or other cyber incidents that we may encounter in the future, may have a material adverse impact on our business and results of operations.

In early April 2023, we detected a cybersecurity incident as part of our routine security monitoring protocols. In response to the incident, we launched an investigation with the support of leading cybersecurity experts, reached out to law enforcement and have taken and will continue to take actions to implement additional safeguards.

The investigation, which is ongoing as of the date of filing of this quarterly report on Form 10-Q, has so far revealed that the incident affected certain of AvidXchange’s systems and that some data from these systems was exfiltrated. We are aware that one or more threat actors have published files they claim to have taken from our systems. Upon reviewing the files published online, we learned that the threat actor(s) published, among other materials, some credentials for internal Company applications and credentials for a specific application used by a small number of customers. We temporarily took the application used by customers offline, contacted impacted customers, reset impacted credentials and took other related security measures. We posted notice of the event on our website and we are continuously reviewing and evaluating the situation and our notification and disclosure obligations as additional information becomes available.

Beginning in the second fiscal quarter of 2023, we expect to incur significant costs associated with our threat response and our actions to implement additional safeguards related to this incident. We maintain cyber insurance and will likely seek reimbursement for certain of the expenses incurred in connection with this event, although the extent to which our insurance will cover such expenses, remains uncertain. As our investigation remains ongoing, we are currently unable to reasonably estimate the possible loss or range of loss related to this incident, and no related liability has been recorded as of March 31, 2023.

Any perceived or actual breach of security, regardless of how it occurs or the extent of the breach, could have a significant impact on our reputation as a trusted brand, cause us to lose existing partners or other customers, prevent us from obtaining new partners and other customers, require us to expend significant funds to remedy problems caused by breaches and implement measures to prevent further breaches, and expose us to legal risk and potential liability including those resulting from governmental or regulatory investigations, class action litigation, and costs associated with remediation, such as fraud monitoring and forensics. Accordingly, our recent cybersecurity incident or other cyber incidents that we may encounter in the future may have a material adverse impact on our business and results of operations.

We maintain cash deposits in excess of federally insured limits. Adverse developments affecting financial institutions, including bank failures, could adversely affect our liquidity and financial performance.

Our overall investment portfolio is generally comprised of (i) our operating cash and (ii) buyer funds. Our operating cash includes cash received from revenues generated and existing cash on the balance sheet. Buyer funds are funds that have been collected from buyers, but not yet remitted to the applicable supplier.

Our operating cash is invested in accordance with our cash investment policy. Under that policy, we invest with the objective of preserving capital while optimizing yield. Permissible investments include U.S. Treasury instruments, U.S. Government Agency securities, commercial paper, investment grade corporate bonds, money market funds, and interest-bearing demand deposit accounts.

Our buyer funds are invested with safety of principal, liquidity, and diversification as the primary objectives. Pursuant to our investment policy and subject to applicable law, buyer funds may be invested in U.S. Treasury securities, U.S. Government Agency securities, money market funds that invest in investment grade securities, or other cash equivalents, including certificates of deposit. As of March 31, 2023, all buyer funds have been invested in interest-bearing demand deposit accounts. The majority of these demand accounts are maintained at one institution which is a full-service, FDIC-insured national bank supervised by the Office of the Comptroller of the Currency (OCC) and is a subsidiary of a bank holding company subject to regulation, supervision, and examination by the Federal Reserve.

Beginning in the first quarter of 2023, the U.S. banking market has experienced increased volatility as a result of several highly publicized distressed or closed banks, the most significant of these being Silicon Valley Bank and First Republic Bank. As we regularly maintain cash deposits, including buyer funds, that exceed the applicable FDIC insurance limits, this volatility exposes us to increased risk. While we do not currently maintain private insurance to mitigate this risk, an such insurance may not be available on commercially reasonable terms or at all, we seek to mitigate this risk by monitoring financial institutions that we conduct business with and endeavor to maintain cash balances at large well-capitalized financial institutions. Although we have not realized any losses as a result of this increased market volatility, we continue to closely monitor this situation and the potential risks posed to our operating cash and buyer funds. Nonetheless, we may be exposed to the risk of those financial institutions' potential insolvency or failure and there can be no assurance that our deposits in excess of the FDIC or other comparable insurance limits will be backstopped by the U.S. government, or that any bank or financial institution with which we do business will be able to obtain needed liquidity from other banks, government institutions or by acquisition in the event of a failure or liquidity crisis. In the event of the failure of one or more financial institutions with whom we do business, we could incur significant liquidity risks or losses that could negatively impact our result of operations and financial position.

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

AvidXchange Holdings, Inc.

Date: May 10, 2023	By:	/s/ Joel Wilhite
Joel Wilhite
Chief Financial Officer (Authorized Signatory and Principal Financial and Accounting Officer)