Form 10-Q
period 2023-06-30
AvidXchange Holdings, Inc.
filed 2023-08-07
CIK 1858257

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of July 31, 2023, the registrant had 202,146,872 shares of common stock, $0.001 par value per share, outstanding.

AvidXchange Holdings, Inc.

Form 10-Q

For the Quarterly Period Ended June 30, 2023

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

AvidXchange Holdings, Inc.

Unaudited Consolidated Balance Sheets

(in thousands, except share and per share data)

	As of June 30,	As of December 31,
	2023	2022
Assets
Current assets
Cash and cash equivalents	$337,342	$350,563
Restricted funds held for customers	1,189,697	1,283,824
Marketable securities	101,008	110,986
Accounts receivable, net of allowances of $4,352 and $3,123, respectively	43,010	39,668
Supplier advances receivable, net of allowances of $1,392 and $1,872 respectively	10,205	10,016
Prepaid expenses and other current assets	11,931	12,561
Total current assets	1,693,193	1,807,618
Property and equipment, net	102,384	103,892
Operating lease right-of-use assets	2,176	2,343
Deferred customer origination costs, net	27,567	28,284
Goodwill	165,921	165,921
Intangible assets, net	91,952	98,749
Other noncurrent assets and deposits	4,236	5,189
Total assets	$2,087,429	$2,211,996
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$16,831	$13,453
Accrued expenses	53,588	73,535
Payment service obligations	1,189,697	1,283,824
Deferred revenue	12,581	12,063
Current maturities of lease obligations under finance leases	346	477
Current maturities of lease obligations under operating leases	1,637	1,380
Current maturities of long-term debt	6,425	6,425
Total current liabilities	1,281,105	1,391,157
Long-term liabilities
Deferred revenue, less current portion	17,014	17,487
Contingent consideration, less current portion	70	70
Obligations under finance leases, less current maturities	62,252	61,974
Obligations under operating leases, less current maturities	3,990	4,657
Long-term debt	75,236	75,912
Other long-term liabilities	3,245	3,295
Total liabilities	1,442,912	1,554,552
Commitments and contingencies
Stockholders' equity
Preferred stock, $0.001 par value; 50,000,000 shares authorized, no shares issued and outstanding as of June 30, 2023 and December 31, 2022	-	-
Common stock, $0.001 par value; 1,600,000,000 shares authorized as of June 30, 2023 and December 31, 2022; 202,113,613 and 199,433,998 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	202	199
Additional paid-in capital	1,653,911	1,632,080
Accumulated deficit	(1,009,596)	(974,835)
Total stockholders' equity	644,517	657,444
Total liabilities and stockholders' equity	$2,087,429	$2,211,996

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AvidXchange Holdings, Inc.

Unaudited Consolidated Statements of Operations

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues	$91,154	$76,561	$177,976	$147,764
Cost of revenues (exclusive of depreciation and amortization expense)	30,221	28,979	59,694	56,786
Operating expenses
Sales and marketing	20,076	20,448	40,211	37,687
Research and development	24,740	20,107	47,862	40,179
General and administrative	27,716	19,974	50,343	38,662
Depreciation and amortization	8,878	8,301	17,464	16,019
Total operating expenses	81,410	68,830	155,880	132,547
Loss from operations	(20,477)	(21,248)	(37,598)	(41,569)
Other income (expense)
Interest income	5,204	655	9,720	875
Interest expense	(3,363)	(5,075)	(6,678)	(10,052)
Other income (expense)	1,841	(4,420)	3,042	(9,177)
Loss before income taxes	(18,636)	(25,668)	(34,556)	(50,746)
Income tax expense	135	69	205	138
Net loss	$(18,771)	$(25,737)	$(34,761)	$(50,884)
Net loss per share attributable to common stockholders, basic and diluted	$(0.09)	$(0.13)	$(0.17)	$(0.26)
Weighted average number of common shares used to compute net loss per share attributable to common stockholders, basic and diluted	201,559,007	197,864,993	200,734,555	197,443,615

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AvidXchange Holdings, Inc.

Unaudited Consolidated Statements of Changes in Stockholders’ Equity

(in thousands, except share and per share data)

			Additional	Accumulated	Total Stockholders'
	Common Stock		Paid-in Capital	Deficit	Equity
Balances at December 31, 2022	199,433,998	$199	$1,632,080	$(974,835)	$657,444
Exercise of stock options	123,168	-	366	-	366
Issuance of common stock upon vesting of restricted stock units	1,471,826	2	(1)	-	1
Stock-based compensation expense	-	-	8,661	-	8,661
Stock-based compensation expense for Employee Stock Purchase Plan, or ESPP	-	-	270	-	270
Net loss	-	-	-	(15,990)	(15,990)
Balances at March 31, 2023	201,028,992	$201	$1,641,376	$(990,825)	$650,752
Exercise of stock options	99,215	-	337	-	337
Issuance of common stock upon vesting of restricted stock units	792,242	1	(1)	-	-
Issuance of common stock under ESPP	193,164	-	1,178	-	1,178
Stock-based compensation expense	-	-	10,869	-	10,869
Stock-based compensation expense for ESPP	-	-	152	-	152
Net loss	-	-	-	(18,771)	(18,771)
Balances at June 30, 2023	202,113,613	$202	$1,653,911	$(1,009,596)	$644,517

			Additional	Accumulated	Total Stockholders'
	Common Stock		Paid-in Capital	Deficit	Deficit
Balances at December 31, 2021	196,804,844	$197	$1,594,780	$(871,922)	$723,055
Cumulative effect adjustment from adoption of new accounting standard for current estimated credit losses	-	-	-	(1,000)	(1,000)
Cumulative effect adjustment from adoption of new accounting standard related to stock-based compensation	-	-	629	(629)	-
Exercise of stock options	63,118	-	173	-	173
Issuance of common stock upon vesting of restricted stock units	758,701	1	(1)	-	-
Stock-based compensation expense	-	-	6,595	-	6,595
Stock-based compensation expense for ESPP	-	-	196	-	196
Net loss	-	-	-	(25,147)	(25,147)
Balances at March 31, 2022	197,626,663	$198	$1,602,372	$(898,698)	$703,872
Exercise of stock options and warrants	89,204	-	252	-	252
Issuance of common stock upon vesting of restricted stock units, net of shares surrendered for taxes	254,908	-	-	-	-
Issuance of common stock for settlement of contingent consideration	20,564	-	344	-	344
Issuance of common stock under ESPP	86,550	-	602	-	602
Stock-based compensation expense	-	-	8,113	-	8,113
Stock-based compensation expense for ESPP	-	-	145	-	145
Net loss	-	-	-	(25,737)	(25,737)
Balances at June 30, 2022	198,077,889	$198	$1,611,828	$(924,435)	$687,591

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AvidXchange Holdings, Inc.

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities
Net loss	$(34,761)	$(50,884)
Adjustments to reconcile net loss to net cash used by operating activities
Depreciation and amortization expense	17,464	16,019
Amortization of deferred financing costs	220	679
Provision for credit losses	2,125	2,318
Stock-based compensation	19,952	15,049
Accrued interest	1,004	1,184
Loss on fixed asset disposal	-	26
Accretion of investments held to maturity	(2,731)	(494)
Deferred income taxes	105	108
Changes in operating assets and liabilities
Accounts receivable	(4,711)	(5,555)
Prepaid expenses and other current assets	631	(2,791)
Other noncurrent assets	1,247	(453)
Deferred customer origination costs	717	791
Accounts payable	2,925	(2,041)
Deferred revenue	45	(613)
Accrued expenses and other liabilities	(20,636)	(3,975)
Operating lease liabilities	(242)	(107)
Total adjustments	18,115	20,145
Net cash used in operating activities	(16,646)	(30,739)
Cash flows from investing activities
Purchase of marketable securities held to maturity	(162,996)	(254,026)
Proceeds from maturity of marketable securities held to maturity	175,705	106,770
Purchases of equipment	(526)	(2,470)
Purchases of real estate	-	(767)
Purchases of intangible assets	(7,733)	(16,100)
Supplier advances, net	(946)	(4,796)
Net cash provided by (used in) investing activities	3,504	(171,389)
Cash flows from financing activities
Proceeds from the issuance of long-term debt	-	2,367
Repayments of long-term debt	(812)	-
Principal payments on finance leases	(305)	(425)
Proceeds from issuance of common stock	703	425
Proceeds from issuance of common stock under ESPP	1,178	602
Debt issuance costs	(743)	-
Payment of acquisition-related liability	(100)	(344)
Payment service obligations	(94,127)	(218,444)
Net cash used in financing activities	(94,206)	(215,819)
Net (decrease) increase in cash, cash equivalents, and restricted funds held for customers	(107,348)	(417,947)
Cash, cash equivalents, and restricted funds held for customers
Cash, cash equivalents, and restricted funds held for customers, beginning of year	1,634,387	1,805,163
Cash, cash equivalents, and restricted funds held for customers, end of period	$1,527,039	$1,387,216
Supplementary information of noncash investing and financing activities
Right-of-use assets obtained in exchange for new finance lease obligations	$81	$499
Right-of-use assets obtained in exchange for new operating lease obligations	362	2,831
Common stock issued as contingent consideration	-	344
Property and equipment purchases in accounts payable and accrued expenses	818	29
Interest paid on notes payable	2,541	5,305
Interest paid on finance leases	2,914	2,863

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

AvidXchange provides accounts payable (“AP”) automation software and payment solutions for middle market businesses and their suppliers. The Company provides solutions and services throughout North America spanning multiple industries including real estate, homeowners associations, construction, financial services (including banks and credit unions), healthcare facilities, social services, education, hospitality, and media.

2. Summary of Significant Accounting Policies

Basis of Consolidation and Presentation

The accompanying unaudited consolidated financial statements include the accounts of the Company and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. The unaudited consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all normal and recurring adjustments that are, in the opinion of management, necessary for a fair statement of the Company’s financial position, results of operations, changes in stockholders’ equity, and cash flows for the periods presented. The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any other future annual or interim period. The unaudited consolidated balance sheet as of December 31, 2022 included herein was derived from the audited financial statements as of that date, but does not include all disclosures including certain notes required by U.S. GAAP on an annual reporting basis. All significant intercompany accounts and transactions have been eliminated. There are no items of comprehensive income.

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

Concentrations

Significant Services

A substantial portion of the Company’s revenue is derived from interchange fees earned on payment transactions processed as virtual commercial cards (“VCC”). The Company utilizes service providers to process these transactions. Revenue from one service provider represented 20% and 27% of total revenue for the three months ended June 30, 2023 and 2022, respectively, and 20% and 28% of total revenue for the six months ended June 30, 2023 and 2022, respectively. Accounts receivable from this service provider represented 26% and 28% of accounts receivable, net as of June 30, 2023 and December 31, 2022, respectively.

AvidXchange Holdings, Inc.

Notes to the Unaudited Consolidated Financial Statements

(in thousands, except share and per share data)

Revenue from a second provider represented 27% and 26% of total revenue for the three months ended June 30, 2023 and 2022, respectively, and 27% and 25% of total revenue for the six months ended June 30, 2023 and 2022, respectively. Accounts receivable from this second service provider represented 26% and 29% of accounts receivable, net as of June 30, 2023 and December 31, 2022, respectively.

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

Accounts Receivable, Supplier Advances and Allowance for Credit Losses

Accounts receivable represent amounts due from the Company’s VCC service providers for interchange fees earned and from buyer customers who have been invoiced for the use of the Company’s software offerings, but for whom payments have not been received. Accounts receivable from VCC service providers are presented net of an allowance for returns for transactions subsequently canceled that do not ultimately settle through the payment network. Accounts receivable from buyer customers are presented net of allowances for credit losses and returns. The Company estimates expected credit losses related to accounts receivable balances based on a review of available and relevant information including current economic conditions, projected economic conditions, historical loss experience, account aging, and other factors that could affect collectability. Expected credit losses are determined individually or collectively depending on whether the accounts receivable balances share similar risk characteristics. The allowance for returns for VCC transactions subsequently canceled are assessed at each period end and recognized as a reduction of revenue. The allowances for buyer customer’s credit losses and returns are assessed at each period end and are recognized as bad debt expense within general and administrative expenses in the consolidated statements of operations and as a reduction of revenue, respectively. A buyer customer receivable is written off against the allowance when it is determined that all collection efforts have been exhausted and the potential for recovery is considered remote. Historically, losses related to customer nonpayment have been immaterial and most of the accounts receivable balances have been current.

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

	As of June 30, 2023	As of December 31, 2022
Outstanding Transaction Liabilities	$1,149,024	$1,242,155
Other unregulated settlements	40,673	41,669
Total payment service obligations	$1,189,697	$1,283,824

The Company historically transmitted buyer customer funds using a legacy model pursuant to which buyer customer funds are held in trust accounts that are maintained and operated by a trustee pending distribution to suppliers in accordance with instructions provided through the Company’s platform. The Company is not the trustee or beneficiary of the trusts which hold these buyer deposits; accordingly, the Company does not record these assets and offsetting liabilities on its consolidated balance sheets. The Company has largely phased out this model although certain banks that resell its products and services continue to leverage a similar structure. The Company contractually earns interest on funds held for certain buyers. The amount of Company and bank customer funds held in all trust-related accounts was approximately $7,554 and $135,058 as of June 30, 2023 and December 31, 2022, respectively.

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

AvidXchange Holdings, Inc.

Notes to the Unaudited Consolidated Financial Statements

(in thousands, except share and per share data)

The Company has recorded these assets and liabilities at their fair value. In association with this plan, $1,766 and $1,611 were included in other noncurrent assets and $1,942 and $1,803 were included in noncurrent liabilities as of June 30, 2023 and December 31, 2022, respectively, on the Company's unaudited consolidated balance sheets.

Contingent Liabilities

Contingent liabilities require significant judgment in estimating potential losses for legal claims. The Company reviews significant new claims and litigation for the probability of an adverse outcome. Estimates are recorded as liabilities when it is probable that a liability has been incurred and the amount of the loss is reasonably estimable. Disclosure is required when there is a reasonable possibility that the ultimate loss will materially exceed the recorded provision. Contingent liabilities are often resolved over long periods of time. Estimating probable losses requires analysis of multiple forecasts that often depend on judgments about potential actions by third parties such as regulators, and the estimated loss can change materially as individual claims develop.

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

In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. This standard requires contract assets and contract liabilities from contracts with customers that are acquired in a business combination to be recognized and measured as if the acquirer had originated the original contract. The Company adopted this standard on January 1, 2023, and will apply its provisions prospectively to business combinations occurring on or after this date. The adoption of this guidance did not have an impact on the Company's consolidated financial statements.

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

3. Revenue from Contracts with Customers

Disaggregation of Revenue

The table below presents the Company’s revenues disaggregated by type of services performed.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Software revenue	$27,248	$24,202	$54,216	$48,113
Payment revenue	63,228	51,581	122,409	98,049
Services revenue	678	778	1,351	1,602
Total revenues	$91,154	$76,561	$177,976	$147,764

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

AvidXchange Holdings, Inc.

Notes to the Unaudited Consolidated Financial Statements

(in thousands, except share and per share data)

	As of June 30, 2023	As of December 31, 2022
Trade accounts receivable, net	$14,662	$14,152
Payment processing receivable, net	28,348	25,516
Accounts receivable, net	$43,010	$39,668
Contract liabilities	$29,595	$29,550

Significant changes in the contract liabilities balance are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue recognized included in beginning of period balance	$(3,523)	$(2,678)	$(6,014)	$(5,303)
Cash received, excluding amounts recognized as revenue during the period	3,830	2,590	6,059	4,690

The tables below present a summary of changes in the Company’s allowances for credit losses and returns for the six months ended June 30, 2023 and 2022:

	Accounts Receivable
	Allowance for Credit Losses	Allowance for Returns	Supplier Advances Receivable Allowance
Allowance balance, December 31, 2022	$1,539	$1,584	$1,872
Amounts charged to contra revenue, cost of revenues and expenses	1,330	225	50
Amounts written off as uncollectable	(233)	-	(1,262)
Recoveries of amounts previously written off	-	-	732
Deduction released to revenue	-	(93)	-
Allowance balance, June 30, 2023	$2,636	$1,716	$1,392

	Accounts Receivable
	Allowance for Credit Losses	Allowance for Returns	Supplier Advances Receivable Allowance
Allowance balance, December 31, 2021	$442	$1,841	$1,105
Adjustment to allowance on adoption of ASU 2016-13	400	-	600
Amounts charged to contra revenue, cost of revenues and expenses	414	-	1,250
Amounts written off as uncollectable	-	-	(1,595)
Recoveries of amounts previously written off	-	-	597
Deduction released to revenue	-	(350)	-
Allowance balance, June 30, 2022	$1,256	$1,491	$1,957

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

The Company’s remaining performance obligation consists of contracts with financial institutions who are using the ASCEND solution. These contracts generally have a duration of five years and contain fixed maintenance fees that are considered fixed price guarantees. Remaining performance obligation consisted of the following:

AvidXchange Holdings, Inc.

Notes to the Unaudited Consolidated Financial Statements

(in thousands, except share and per share data)

	Current	Noncurrent	Total
As of June 30, 2023	$15,239	$21,958	$37,197
As of December 31, 2022	15,143	22,546	37,689

Contract Costs

The Company incurs incremental costs to obtain a contract, as well as costs to fulfill a contract with buyer customers that are expected to be recovered. These costs consist primarily of sales commissions incurred if a contract is obtained, and customer implementation related costs.

The Company utilizes a portfolio approach when estimating the amortization of contract acquisition and fulfillment costs. These costs are amortized on a straight-line basis over the expected benefit period of generally five years, which was determined by taking into consideration customer attrition rates, estimated terms of customer relationships, useful lives of technology, industry peers, and other factors. The amortization of contract fulfillment costs associated with implementation activities are recorded as cost of revenues in the Company's consolidated statements of operations. The amortization of contract acquisition costs associated with sales commissions that qualify for capitalization is recorded as sales and marketing expense in the Company’s consolidated statements of operations. Costs to obtain or fulfill a contract are classified as deferred customer origination costs in the Company’s consolidated balance sheets.

The following tables present information about deferred contract costs:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Capitalized sales commissions and implementation costs	$2,539	$2,892	$5,377	$4,968
Amortization of deferred contract costs
Costs to obtain contracts included in sales and marketing expense	$1,465	$1,355	$2,939	$2,678
Costs to fulfill contracts included in cost of revenue	$1,585	$1,555	3,154	3,081

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

The following common share equivalent securities have been excluded from the calculation of weighted average common shares outstanding because the effect is anti-dilutive for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
Anti-Dilutive Common Share Equivalents	2023	2022	2023	2022
Stock options	8,398,693	7,596,230	8,398,693	7,596,230
Restricted stock units	10,846,847	8,043,664	10,846,847	8,043,664
Employee stock purchase plan	52,980	62,104	52,980	62,104
Total anti-dilutive common share equivalents	19,298,520	15,701,998	19,298,520	15,701,998

Basic and diluted net loss per common share is calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Net loss	$(18,771)	$(25,737)	$(34,761)	$(50,884)
Net loss attributable to common stockholders	$(18,771)	$(25,737)	$(34,761)	$(50,884)
Denominator:
Weighted-average common shares outstanding, basic and diluted	201,559,007	197,864,993	200,734,555	197,443,615
Net loss per common share, basic and diluted	$(0.09)	$(0.13)	$(0.17)	$(0.26)

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

	As of June 30, 2023
Description	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market mutual funds (1)	$163,203	$-	$-	$163,203
Rabbi trust-owned life insurance policies (at cash surrender value) (2)	-	1,766	-	1,766
Total assets	$163,203	$1,766	$-	$164,969

Other long-term liabilities
Deferred compensation	$-	$1,942	$-	1,942
Total liabilities	$-	$1,942	$-	$1,942

	As of December 31, 2022
Description	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market mutual funds (1)	$147,149	$-	$-	$147,149
Rabbi trust-owned life insurance policies (at cash surrender value) (2)	-	1,611	-	1,611
Total assets	$147,149	$1,611	$-	$148,760

Other long-term liabilities
Deferred compensation	$-	$1,803	$-	1,803
Total liabilities	$-	$1,803	$-	$1,803

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

6. Marketable Securities

Marketable securities consist of corporate bonds, commercial paper, and U.S. Treasury and agency bonds, and are classified as held-to-maturity. Investments held in marketable securities had contractual maturities of less than three months as of June 30, 2023. As the Company invests in short-term and high credit quality marketable securities, the Company expects to receive fixed par value without any loss of principle at the maturity of each security. Therefore, an allowance for expected credit losses is not recognized as of June 30, 2023 and December 31, 2022. The following presents information about the Company’s marketable securities:

	As of June 30, 2023
Sector	Amortized Cost	Allowance for credit losses	Net Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Financial	$59,557	$-	$59,557	$-	$(23)	$59,534
Government	15,162	-	15,162	-	(1)	15,161
Industrial	26,289	-	26,289	-	(10)	26,279
Total	$101,008	$-	$101,008	$-	$(34)	$100,974

	As of December 31, 2022
Sector	Amortized Cost	Allowance for credit losses	Net Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Financial	$80,831	$-	$80,831	$8	$(32)	$80,807
Government	15,071	-	15,071	5	-	15,076
Industrial	15,084	-	15,084	-	(3)	15,081
Total	$110,986	$-	$110,986	$13	$(35)	$110,964

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

The following table presents information about the Company’s investments that were in an unrealized loss position and for which an other-than-temporary impairment has not been recognized in earnings:

	As of June 30, 2023	As of December 31, 2022
Aggregate fair value of investments with unrealized losses (1)	$100,975	$59,595
Aggregate amount of unrealized losses	(34)	(35)

_________________

(1)	Investments have been in a continuous loss position for less than 12 months

7. Intangible Assets and Goodwill

Intangible Assets

The following table presents information about capitalized software development costs:

	Three Months Ended June 30,		Six Months Ended June 30,
Capitalized software development costs	2023	2022	2023	2022
Capitalized	$3,878	$4,791	$7,733	$9,335
Amortized	3,668	2,951	7,284	5,492

AvidXchange Holdings, Inc.

Notes to the Unaudited Consolidated Financial Statements

(in thousands, except share and per share data)

	As of June 30, 2023
	Weighted Average	Gross	Accumulated
	Useful Life	Amount	Amortization	Net Amount
Internally developed software	3 Years	$93,656	$(66,945)	$26,711
Non-compete	4 Years	6,194	(2,908)	3,286
Technology	7 Years	45,791	(28,247)	17,544
Customer relationships	9 Years	72,512	(33,464)	39,048
Trade name	10 Years	7,748	(2,385)	5,363
Total intangible assets		$225,901	$(133,949)	$91,952

	As of December 31, 2022
	Weighted Average	Gross	Accumulated
	Useful Life	Amount	Amortization	Net Amount
Internally developed software	3 Years	$85,923	$(59,661)	$26,262
Non-compete	4 Years	6,194	(2,079)	4,115
Technology	7 Years	45,791	(26,314)	19,477
Customer relationships	9 Years	72,512	(29,327)	43,185
Trade name	10 Years	7,748	(2,038)	5,710
Total intangible assets		$218,168	$(119,419)	$98,749

Total amortization expense associated with identifiable intangible assets was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Total amortization expense associated with identifiable intangible assets	$7,292	$6,687	$14,531	$12,821

Goodwill

There were no changes in goodwill during the three and six months ended June 30, 2023.

8. Leases and Leasing Commitments

Supplemental cash flow information related to the Company’s operating and finance leases was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Financing cash flows for finance leases	$140	$188	$305	$425
Operating cash flows for finance leases	1,466	1,442	2,914	2,863
Operating cash flows for operating leases	559	510	1,106	1,015
Right of use assets obtained in exchange for new lease obligations:
Finance lease liabilities	81	442	81	499
Operating lease liabilities	-	-	362	2,831

AvidXchange Holdings, Inc.

Notes to the Unaudited Consolidated Financial Statements

(in thousands, except share and per share data)

The components of lease expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Lease expense	2023	2022	2023	2022
Finance lease expense:
Amortization of right-of-use assets	$529	$636	$1,060	$1,306
Interest on lease liabilities	1,646	1,629	3,287	3,252
Operating lease expense	432	455	864	909
Short-term lease expense	-	163	-	323
Variable lease expense	54	43	107	78
Total lease expense	$2,661	$2,926	$5,318	$5,868

9. Long-Term Debt

Long-term debt as of June 30, 2023 and December 31, 2022:

	As of June 30, 2023	As of December 31, 2022
Term loan facility	$64,188	$65,000
Promissory note payable for land acquisition	18,700	18,700
Total principal due	82,888	83,700
Current portion of term loan and promissory notes	(6,425)	(6,425)
Unamortized portion of debt issuance costs	(1,227)	(1,363)
Long-term debt	$75,236	$75,912

On December 29, 2022 the Company, through its wholly-owned subsidiary, AvidXchange, Inc., entered into a credit agreement (the "2022 Credit Agreement") with KeyBank National Association ("KeyBank") to replace in its entirety its previous senior secured credit facility. The outstanding balances of the previous senior secured credit facility were repaid with the Company's cash balances and the proceeds from borrowing under the 2022 Credit Agreement. The 2022 Credit Agreement has a term of five years and consists of a 5-year revolving credit facility (the "2022 Revolver") and a five-year term loan facility (the "2022 Term Loan").

Under the 2022 Credit Agreement and subject to specific conditions, the Company may request, and the lenders have the right, but not the obligation, to increase the 2022 Revolver or add an additional term loan facility by an aggregate amount (for all such increases) not to exceed $50,000 as of June 30, 2023.

In January 2023, the Company increased the credit available on its 2022 Revolver by $20,000 to an aggregate borrowing capacity of $30,000, thereby increasing the aggregate borrowing capacity of the 2022 Credit Agreement to $95,000. This increase in borrowing capacity reduced the amount by which the Company may request future increases of the 2022 Revolver or 2022 Term Loan from $70,000 to $50,000.

The 2022 Credit Agreement has a term of five years and makes available to the Company facilities in an aggregate amount of $95,000 and consists of:

•
$30,000 pursuant to the 2022 Revolver; and
•
$65,000 pursuant to the 2022 Term Loan.

Letters of credit may be issued by KeyBank pursuant to the 2022 Credit Agreement and the availability under the 2022 Revolver will be reduced by any outstanding letters of credit. As June 30, 2023, borrowing availability under the 2022 Revolver was reduced by the then current amount of the letter of credit dated October 1, 2019 which was issued by KeyBank to secure the Company's obligation to make payments under the lease for the Company's headquarters building in Charlotte, North Carolina. The amount of the letter of credit was $6,072 as of June 30, 2023.

As of June 30, 2023, the aggregate amount available to borrow under the 2022 Credit Agreement was $23,928. As of June 30, 2023, the effective interest rate of the 2022 Term Loan was 7.80%.

Proceeds from the 2022 Term Loan and corporate cash were used to pay in full all outstanding debt and expenses under the previous senior secured credit facility, and the 2022 Revolver may be used to fund working capital and for general corporate purposes.

AvidXchange Holdings, Inc.

Notes to the Unaudited Consolidated Financial Statements

(in thousands, except share and per share data)

The maturity date for the 2022 Revolver and 2022 Term Loan is December 29, 2027. The Company may voluntarily pre-pay all or any part of the 2022 Revolver or 2022 Term Loan without premium or penalty, subject to concurrent payments of accrued and unpaid interest and any applicable breakage costs.

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

The principal amount of the 2022 Term Loan amortizes at a rate of 2.5% per year for the first two years and 5% per year for the last three years, payable in equal quarterly installments. Additional principal payments are due in certain circumstances, and subject to certain limitations, including upon a sale of assets or upon receipt of proceeds of casualty insurance or condemnation.

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

The 2022 Credit Agreement also contains three financial covenants, measured on a consolidated basis. First, there must be liquidity (which is defined as availability under the 2022 Revolver, plus unrestricted cash) that is more than the greater of (1) $35,000, and (2) 35% of the Total Commitment Amount (as defined in the 2022 Credit Agreement). Second, as of the end of each quarter, total revenue on a trailing four-quarter basis must be greater than the requirements set forth in the 2022 Credit Agreement. Third, for each period of four consecutive quarters ending on December 31, 2024, and at the end of each fiscal quarter thereafter, Consolidated EBITDA (as defined in the 2022 Credit Agreement) must not be less than $10,000. The Company was in compliance with its financial debt covenants as of June 30, 2023.

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

Revolving Credit Facility

There was no balance outstanding under either revolving credit facility as of June 30, 2023 or December 31, 2022. The Company is required to pay on a quarterly basis a commitment fee of 0.3% per annum with respect to the amount of the 2022 Revolver.

Deferred Financing Costs

The Company has $679 and $385 in deferred financing costs included in other noncurrent assets and deposits, and $1,227 and $1,363 of deferred financing costs associated with its term loans recorded net of long-term debt as of June 30, 2023 and December 31, 2022, respectively.

Amortization of deferred financing costs was $110 and $280 for the three months ended June 30, 2023 and 2022, respectively, and $220 and $679 for the six months ended June 30, 2023 and 2022, respectively, which is presented in the consolidated statements of operations as interest expense.

AvidXchange Holdings, Inc.

Notes to the Unaudited Consolidated Financial Statements

(in thousands, except share and per share data)

Land Promissory Notes

The Company has two promissory notes executed in connection with the purchase of land parcels and improvements adjacent to its Charlotte, North Carolina headquarters campus. The aggregate outstanding principal amount was $18,700 as of June 30, 2023 and will be paid in three remaining equal annual payments of $4,800 and a final annual payment of $4,300, plus accrued interest at 6.75%.

10. Stockholders’ Equity

The holders of common stock are entitled to one vote for each share.

Authorized Shares

The Company is authorized to issue 1,600,000,000 shares of common stock, $0.001 par value per share, and 50,000,000 shares of preferred stock, $0.001 par value per share.

Common Stock

At June 30, 2023, the Company had reserved a total of 46,645,336 of its 1,600,000,000 shares of common stock for future issuance as follows:

As of June 30, 2023
Outstanding stock options	8,398,693
Restricted stock units	10,846,847
Available for future issuance under stock award plans	21,150,129
Available for future issuance under employee stock purchase plan	6,249,667
Total common shares reserved for future issuance	46,645,336

11. Stock-Based Compensation

Upon the adoption of ASU 2016-09 on January 1, 2022, the Company elected to recognize forfeitures as they occur. Previously, the Company estimated forfeitures based on historical experience. The change in accounting policy resulted in the recognition of a cumulative effect adjustment to the Company's accumulated deficit as of January 1, 2022 in the amount of $629.

Stock Plans

The Company maintains its 2021 Long-Term Incentive Plan ("2021 Plan") under which it grants stock awards to its employees, directors and non-employee third parties. On January 1, 2023, the number of shares of common stock available to issue under the 2021 Plan automatically increased by 9,971,700 shares. As of June 30, 2023, the Company had 21,150,129 shares allocated to the 2021 Plan, but not yet issued or granted as an award.

The Company also maintains its 2021 Employee Stock Purchase Plan ("ESPP"), under which eligible employees may purchase the Company’s common stock through accumulated payroll deductions. On January 1, 2023, the number of shares of common stock reserved for issuance under the ESPP automatically increased by 1,994,340. As of June 30, 2023, the number of shares of common stock reserved for issuance under the ESPP was 6,249,667.

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

AvidXchange Holdings, Inc.

Notes to the Unaudited Consolidated Financial Statements

(in thousands, except share and per share data)

Stock option activity for the six months ended June 30, 2023 was as follows:

	Stock Options
	Number of Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance as of December 31, 2022	7,131,150	$8.37	7.61	$16,849
Granted	1,748,480	9.00
Exercised	(222,383)	3.16
Cancelled	(227,584)	9.22
Expired	(30,970)	8.03
Balance as of June 30, 2023	8,398,693	$8.62	7.70	$19,057
Vested and exercisable	4,121,252	$7.84	6.58	$12,934

As of June 30, 2023, the total unamortized stock-based compensation expense related to the unvested stock options was $16,432, which the Company expects to amortize over a weighted average period of 2.7 years.

Restricted Stock Units

RSUs have a vesting period generally of one, two and four years. Any unvested RSUs are forfeited upon termination of employment. The grant date value of RSUs is equal to the closing price of the Company’s stock on the date of grant, or, if not a trading day, the closing price of the previous trading day.

RSUs granted prior to the Company's IPO have a term of seven years, or three years for time vested RSUs after termination of employment and were also subject to a performance condition upon a predefined liquidity event such as an IPO or a change in control. The performance condition was satisfied upon completion of the Company's IPO. Prior to the IPO, RSUs were valued at the estimated value of a share of common stock at the date of grant.

RSU activity for the six months ended June 30, 2023 was as follows:

	Restricted Stock Units
	Number of Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value
Balance as of December 31, 2022	7,877,598	$9.07
Granted	5,703,564	9.02
Released	(2,264,068)	8.98
Cancelled	(470,247)	8.47
Balance as of June 30, 2023	10,846,847	$9.06

As of June 30, 2023, the total unamortized stock-based compensation expense related to the unvested RSUs was $83,269, which the Company will amortize over a weighted average period of 3.1 years upon satisfaction of the performance condition.

Stock-Based Compensation Expense

Stock-based compensation expense from stock options and RSUs, reduced for actual forfeitures, was included in the following line items in the accompanying consolidated statement of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cost of revenues	$1,311	$1,130	$2,328	$2,055
Sales and marketing	1,400	1,355	2,535	2,231
Research and development	2,980	2,124	5,199	3,888
General and administrative	5,178	3,504	9,468	6,534
Total	$10,869	$8,113	$19,530	$14,708

Employee Stock Purchase Plan

Stock-based compensation expense for the ESPP is based on the estimated fair value of the option to purchase shares at a discount and uses grant date inputs including the purchase discount, expected contributions and stock price. Total ESPP expense recorded in the Company's consolidated statements of operations was as follows:

AvidXchange Holdings, Inc.

Notes to the Unaudited Consolidated Financial Statements

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
ESPP expense	$152	$145	$422	$341

12. Commitments and Contingencies

Letters of Credit

As of June 30, 2023, the Company has an irrevocable standby letter of credit outstanding that acts as collateral with respect to the lease of the Company’s Charlotte corporate headquarters with an availability of approximately $6,072 for which the Company pays a fee of 2.5% to 3.0% per annum, primarily based on the ratio of debt under the 2022 Credit Agreement to the Company’s consolidated software revenue. The letter of credit reduces the borrowing capacity under the 2022 Revolver. It renews annually and expires on December 1, 2023. The letter of credit was canceled on July 1, 2023 as described in Note 14.

Cybersecurity Incident

In early April 2023, the Company detected a cybersecurity incident as part of its routine security monitoring protocols. In response to the incident, the Company launched an investigation with the support of leading cybersecurity experts, reached out to law enforcement and has taken and will continue to take actions to implement additional safeguards.

The Company’s solutions are operational, and customer transactions continue to be processed through the Company's systems. No threat actor activity has been detected on the Company’s network and systems since April 27, 2023.

The investigation, which is ongoing as of the date of filing of this Quarterly Report on Form 10-Q, has determined that data was exfiltrated from certain AvidXchange systems and posted on the dark web. The Company is reviewing the published data. As of the date of filing of this Quarterly Report on Form 10-Q, the Company has identified personally identifiable information, primarily information of Company employees and their dependents, and the bank account information of some customers in the files published online. The Company continues to review the files published online to identify additional bank account information and any other confidential information and any personally identifiable information that requires notification under state law. The Company believes that this review will extend through the third fiscal quarter of 2023. The Company has posted notice of the event on its website and is continuously reviewing and evaluating the situation and the Company’s notification and disclosure obligations as additional information becomes available. The Company has cooperated with inquiries about the incident from two state financial service regulators.

Expenses Incurred and Future Costs

During the second fiscal quarter of 2023, the Company incurred costs of $3,616 in response to the incident, including professional services and legal fees. The Company expects that it will continue to experience significant expenses and increased costs associated with this cybersecurity incident. While a loss from these matters is possible, the Company is unable at this time to reasonably estimate the possible loss or range of loss, and the Company’s investigation into the matter is ongoing. Therefore, no liability has been recorded related to the incident as of June 30, 2023.

Insurance Coverage

The Company maintains cyber insurance coverage and will be tendering claims for certain expenses incurred in connection with this event. The extent to which its insurance will cover such expenses remains uncertain.

13. Income Taxes

The Company’s effective tax rate for each of the six months ended June 30, 2023 and 2022, was less than one percent, primarily as a result of estimated tax losses for the fiscal year-to-date offset by the increase in the valuation allowance in the net operating loss carryforwards. Tax expense includes current tax expense for estimated state income taxes and noncurrent federal taxes related to non-deductibility of goodwill in the future.

14. Subsequent Events

Effective July 1, 2023, the Company's landlord canceled the standby letter of credit as it was no longer required. As a result, the Company's borrowing capacity under its 2022 Revolver increased by $6,072 to $30,000 as of that date.

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

	Three Months Ended June 30,		Six Months Ended June 30,
Disaggregation of Revenue:	2023	2022	2023	2022
Software revenue	$27,248	$24,202	$54,216	$48,113
Payment revenue	63,228	51,581	122,409	98,049
Services revenue	678	778	1,351	1,602
Total revenues	$91,154	$76,561	$177,976	$147,764

Software revenue, payment revenue and services revenue are described below in the section titled "Components of Results of Operations."

Macroeconomic Environment's Impact on Revenue

Throughout 2023, we have continued to see the impact of several macroeconomic events on our business and on our buyers and suppliers. These events have included, but are not limited to, general economic conditions including increased volatility in the U.S. banking market as a result of several highly publicized distressed or closed banks, a higher than normal level of inflation in the U.S. economy, ongoing interest rate increases, fears of a possible recession, supply chain disruptions, and geopolitical tensions including those resulting from the conflict between Russia and Ukraine. We believe that these macroeconomic events have caused our customers to moderate certain of their expenditures and purchasing decisions, impacting the transactions processed across our network, and have moderately slowed our sales cycle for new customers. While we continue to be encouraged by leading indicators in our sales process, or our top of the funnel activity, the ongoing uncertainty created by these macroeconomic events could continue to have a negative impact on purchasing decisions by certain buyers, new sales and longer sales cycles, and our top of the funnel activity has not always and may not in future periods directly correlate to future revenue growth. These events have made it and may continue to make it more difficult for us to acquire new buyers and to close new sales opportunities which in turn adversely impacts revenue growth in future periods.

In particular, the long-term impacts of inflation and rising interest rate environment on the economy and our business remain unclear. On the one hand, our revenue could be, and we believe has been, positively impacted by inflation as the value of our customer's payments could rise, increasing our payment volume and the base on which we earn interchange revenue. Also, inflationary pressure could be a catalyst for sales acceleration associated with increased interest by potential customers in automating back-office processing. Additionally, the Federal Reserve has raised interest rates in an effort to reduce inflation. These rate increases have in turn substantially increased the interest we earn on funds held for buyers, which we recognize as payment revenue. The Federal Reserve could in near to mid term future periods reduce interest rates which would in turn have a negative impact on our payment revenue. Conversely, the impact of inflationary pressures and a rising interest rate environment on the macro economy could slow, and we believe has slowed, the spending of our customers and decrease payment volume. Inflation could also negatively impact our operating costs by increasing costs incurred by us to operate our business due to higher costs from our vendors and increased personnel costs, some of which we may not be able to recoup from our customers. The impact of inflation and a rising interest rate environment on our business and on our buyers and suppliers in future periods remains highly uncertain, as does the Federal Reserve’s response to these conditions. We may not see these impacts of inflation and increased interest rates in future periods, which could lead to difficulty in comparing our current consolidated financial results to our results in future reporting periods.

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

Our solutions are operational, and customer transactions continue to be processed through our systems. No threat actor activity has been detected on our network and systems since April 27, 2023.

The investigation, which is ongoing as of the date of filing of this Quarterly Report on Form 10-Q, has determined that data was exfiltrated from certain AvidXchange systems and posted on the dark web. We are reviewing the published data. As of the date of filing of this Quarterly Report on Form 10-Q, we have identified personally identifiable information, primarily information of our employees and their dependents, and the bank account information of some customers in the files published online. We continue to review the files published online to identify additional bank account information and any other confidential information and any personally identifiable information that requires notification under state law. We believe that this review will extend through the third fiscal quarter of 2023. We have posted notice of the event on our website and are continuously reviewing and evaluating the situation and our notification and disclosure obligations as additional information becomes available. We have cooperated with inquiries about the incident from two state financial service regulators.

Expenses Incurred and Future Costs

During the second fiscal quarter of 2023, we incurred $3.6 million in response costs related to the incident, including professional services and legal fees. We expect that we will continue to experience significant expenses and increased costs associated with this cybersecurity incident. While a loss from these matters is possible, we are unable at this time to reasonably estimate the possible loss or range of loss, and our investigation into the matter is ongoing. Therefore, no liability has been recorded related to the incident as of June 30, 2023.

Insurance Coverage

We maintain cyber insurance coverage and will be tendering claims for certain expenses incurred in connection with this event. The extent to which our insurance will cover such expenses remains uncertain.

Refer to Note 12 to our Unaudited Consolidated Financial Statements for additional information concerning the incident.

Key Financial and Business Metrics

We regularly review several financial and business metrics to measure our performance, identify trends affecting our business, prepare financial projections, and make strategic decisions. We believe that these key business metrics provide meaningful supplemental information for management and investors in assessing our historical and future operating performance. The calculation of the key metrics and other measures discussed below may differ from other similarly titled metrics used by other companies, securities analysts or investors.

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	Percentage Change	2023	2022	Percentage Change
Transactions Processed	18,819,619	17,318,593	8.7%	37,077,315	34,171,082	8.5%
Transaction Yield	$4.84	$4.42	9.5%	$4.80	$4.32	11.1%
Total Payment Volume (in millions)	$18,675	$16,579	12.6%	$36,413	$31,776	14.6%

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

While we expect our general and administrative expenses to decrease as a percentage of revenue over the longer term, we expect our general and administrative expenses to increase in absolute dollars over the shorter term as we continue to build out our infrastructure to support our operations as a public company, and to support a larger customer base. We also expect our general and administrative expenses to increase in absolute dollars over the shorter term as we address cybersecurity threats, accelerate cybersecurity enhancements, and implement additional safeguards.

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

Income Tax Expense (Benefit)

Income tax expense (benefit) consists of federal and state income taxes.

Results of Operations

The following table sets forth our results of operations for the periods presented (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues	$91,154	$76,561	$177,976	$147,764
Cost of revenues (exclusive of depreciation and amortization expense)	30,221	28,979	59,694	56,786
Operating expenses
Sales and marketing	20,076	20,448	40,211	37,687
Research and development	24,740	20,107	47,862	40,179
General and administrative	27,716	19,974	50,343	38,662
Depreciation and amortization	8,878	8,301	17,464	16,019
Total operating expenses	81,410	68,830	155,880	132,547
Loss from operations	(20,477)	(21,248)	(37,598)	(41,569)
Other income (expense)
Interest income	5,204	655	9,720	875
Interest expense	(3,363)	(5,075)	(6,678)	(10,052)
Other income (expense)	1,841	(4,420)	3,042	(9,177)
Loss before income taxes	(18,636)	(25,668)	(34,556)	(50,746)
Income tax expense	135	69	205	138
Net loss	$(18,771)	$(25,737)	$(34,761)	$(50,884)
Net loss per share attributable to common stockholders, basic and diluted	$(0.09)	$(0.13)	$(0.17)	$(0.26)
Weighted average number of common shares used to compute net loss per share attributable to common stockholders, basic and diluted	201,559,007	197,864,993	200,734,555	197,443,615

Comparison of the Three Months Ended June 30, 2023 and 2022

Revenues

	Three Months Ended June 30,		Period-to-Period Change
	2023	2022	Amount	Percentage
	(in thousands)
Revenues	$91,154	$76,561	$14,593	19.1%

The increase in revenues was largely comprised of an increase in payment revenue of $11.6 million, or 22.6%, driven primarily by increased electronic payments on the AvidPay Network due to the addition of new and existing buyer payment transaction volume and an increase in payment yield, that resulted, in part, from a rising interest rate environment. Payment revenue and payment yield were positively impacted by interest on funds held for customers as the rate earned on those funds increased during the period due to the Federal Reserve raising rates in response to the higher than normal level of inflation in the U.S. economy. Payment revenue from interest increased $8.0 million to $9.2 million in the second quarter of 2023 from $1.2 million in the second quarter of 2022. These increases in payment transaction volume were offset by decreases in volume in media payments associated with political media spend, due to prior increases from the 2022 mid-term elections which did not occur in the current period, resulting in a decrease of $2.0 million. Software revenue increased by $3.0 million, or 12.6%, primarily driven by increased invoice and payment transaction volume from new and existing customers as well as price increases and certain subscription-based revenue.

Cost of Revenues

	Three Months Ended June 30,
	2023		2022
		Percentage of		Percentage of	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(in thousands)
Cost of revenues (excluding depreciation and amortization expense)	$30,221	33.2%	$28,979	37.9%	$1,242	4.3%

The increase in cost of revenues (excluding depreciation and amortization expense) was due primarily to an increase in employee costs of $0.5 million, including an increase in stock-based compensation of $0.2 million. We also experienced increases in invoice and check processing fees of $0.6 million and consulting and contract labor of $0.3 million. Additionally, we experienced increases in IT infrastructure costs, including cloud hosting fees and software costs, of $0.1 million primarily related to our transition of services from data centers to cloud hosting and an increase of $0.2 million for misdirected payments. These increases were partially offset by a decrease of $0.6 million decrease in the reserve for Invoice Accelerator purchased invoices compared to the prior year.

Operating Expenses

	Three Months Ended June 30,
	2023		2022
		Percentage of		Percentage of	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(in thousands)
Sales and marketing	$20,076	22.0%	$20,448	26.7%	$(372)	(1.8)%
Research and development	24,740	27.1%	20,107	26.3%	4,633	23.0%
General and administrative	27,716	30.4%	19,974	26.1%	7,742	38.8%
Depreciation and amortization	8,878	9.7%	8,301	10.8%	577	7.0%

Sales and Marketing Expenses

The decrease in sales and marketing expenses was due primarily to a decrease in marketing costs of $0.5 million from sponsorship costs incurred in the prior year that did not occur in the current period. We experienced other decreases in IT infrastructure and software costs of $0.2 million related to our transition of services from data centers to cloud hosting as well as decreases in consulting and other expenses of $0.2 million and recruiting expense of $0.1 million. These decreases were offset by an increase of $0.5 million in employee costs (net of capitalized sales commissions) as well as increases in partner commission of $0.2 million and amortization of deferred costs of $0.1 million.

Research and Development Expenses

Research and development expenses increased primarily due to increased employee costs of $4.5 million. The investments in our platform are intended to increase the quality, reliability and efficiency of our technology. The increase in employee costs relates to both headcount and compensation increases and includes an increase of stock-based compensation of $0.9 million and an increase of annual bonus accrual of $0.6 million. We experienced an additional increase of $0.2 million in IT infrastructure. These increases were offset, in part, by a $1.0 million net decrease in costs associated with engaging consultants and contractors. We also experienced an additional increase of $0.9 million from a lower amount of costs capitalized in the current period compared to the prior period.

General and Administrative Expenses

The increase in general and administrative expenses is primarily attributable to costs incurred, including professional services and legal fees, related to our threat response in connection with the cybersecurity incident that was detected in April 2023. We incurred $3.6 million of costs in the second quarter of 2023 in connection with this incident. An additional increase of $3.0 million is attributable to employee costs, including increases in stock-based compensation of $1.7 million and annual bonus accrual of $0.9 million. We also experienced an increase of $0.9 million in credit losses and an increase of $0.1 million in professional, accounting and consulting fees, contract labor, and insurance costs. We experienced an additional increase of $0.3 million in IT infrastructure. These increases were offset, in part, by a $0.3 million decrease in facilities costs and a $0.1 million decrease in transaction costs. General and administrative expenses in the second half of 2023 and 2024 are expected to reflect continued significant increases in costs related to our threat response, our acceleration of cybersecurity and enhancements, and our implementation of additional safeguards in connection with our cybersecurity incident.

Depreciation and Amortization

Depreciation and amortization increased in absolute terms primarily due to the amortization of intangible assets associated with capitalized software development costs.

Other Income (Expense)

	Three Months Ended June 30,
	2023		2022
		Percentage of		Percentage of	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(in thousands)
Other Income (Expense)	$1,841	2.0%	$(4,420)	(5.8)%	$6,261	(141.7)%

Other income increased primarily due to an increase in interest income of $4.5 million and a decrease in interest expense of $1.7 million.

Income Tax Expense

	Three Months Ended June 30,
	2023		2022
		Percentage of		Percentage of	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(in thousands)
Income tax expense	$135	0.1%	$69	0.1%	$66	95.7%

The provision for income taxes relates primarily to state income taxes and noncurrent federal taxes related to the non-deductibility of goodwill in the future.

Comparison of the Six Months Ended June 30, 2023 and 2022

Revenues

	Six Months Ended June 30,		Period-to-Period Change
	2023	2022	Amount	Percentage
	(in thousands)
Revenues	$177,976	$147,764	$30,212	20.4%

The increase in revenues was largely comprised of an increase in payment revenue of $24.4 million, or 24.8%, driven primarily by increased electronic payments on the AvidPay Network due to the addition of new and existing buyer payment transaction volume and an increase in payment yield, that resulted, in part, from a rising interest rate environment. Payment revenue and payment yield were positively impacted by interest on funds held for customers as the rate earned on those funds increased during the period due to the Federal Reserve raising rates in response to the higher than normal level of inflation in the U.S. economy. Payment revenue from interest increased $13.9 million to $16.3 million in the first half of 2023 from $2.4 million in the first half of 2022. These increases in payment transaction volume were offset by decreases in volume in media payments associated with political media spend, due to prior increases from the 2022 mid-term elections which did not occur in the current period, resulting in a decrease of $2.8 million. Software revenue increased by $6.1 million, or 12.7%, primarily driven by increased invoice and payment transaction volume from new and existing customers as well as price increases and certain subscription-based revenue.

Cost of Revenues

	Six Months Ended June 30,
	2023		2022
		Percentage		Percentage	Period-to-Period Change
	Amount	of Revenue	Amount	of Revenue	Amount	Percentage
	(in thousands)
Cost of revenues (excluding depreciation and amortization expense)	$59,694	33.5%	$56,786	38.4%	$2,908	5.1%

The increase in cost of revenues (excluding depreciation and amortization expense) was due primarily to an increase in employee costs of $1.6 million, including an increase in stock-based compensation of $0.3 million. We also experienced increases in IT infrastructure costs, including cloud hosting fees and software costs, of $1.0 million primarily related to our transition of services from data centers to cloud hosting. Additionally, we experienced increases in invoice and check processing fees of $1.1 million and consulting and contract labor of $0.6 million. These increases were partially offset by a decrease of $0.3 million for misdirected payments primarily due to higher costs in the comparable period and a $1.2 million decrease in the reserve for Invoice Accelerator purchased invoices compared to the prior year which included a greater reserve increase related to higher receivables balance.

Operating Expenses

	Six Months Ended June 30,
	2023		2022
		Percentage		Percentage	Period-to-Period Change
	Amount	of Revenue	Amount	of Revenue	Amount	Percentage
	(in thousands)
Sales and marketing	$40,211	22.6%	$37,687	25.5%	$2,524	6.7%
Research and development	47,862	26.9%	40,179	27.2%	7,683	19.1%
General and administrative	50,343	28.3%	38,662	26.2%	11,681	30.2%
Depreciation and amortization	17,464	9.8%	16,019	10.8%	1,445	9.0%

Sales and Marketing Expenses

The increase in sales and marketing expenses was due primarily to an increase of $2.5 million in employee costs (net of capitalized sales commissions), including an increase in stock-based compensation of $0.3 million. We experienced increases in partner commissions of $0.5 million as well as increases in amortization of deferred costs of $0.3 million and travel expenses of $0.1 million. These increases were partially offset by a decrease in marketing costs of $0.5 million from sponsorship costs incurred in the prior year that did not occur in the current period. We experienced other decreases in recruiting expenses of $0.2 million and consulting and other expenses of $0.2 million.

Research and Development Expenses

Research and development expenses increased primarily due to increased employee costs of $7.7 million. The investments in our platform are intended to increase the quality, reliability and efficiency of our technology. The increase in employee costs relates to both headcount and compensation increases and includes an increase of stock-based compensation of $1.4 million and an increase of annual bonus accrual of $0.3 million. We experienced an additional increase of $0.8 million in IT infrastructure. These increases were offset, in part, by a $2.5 million net decrease in costs associated with engaging consultants and contractors. We also experienced an additional increase of $1.6 million from a lower amount of costs capitalized in the current period compared to the prior period.

General and Administrative Expenses

The increase in general and administrative expenses is attributable to a $6.3 million increase in employee costs, including increases in stock-based compensation of $2.9 million and annual bonus accrual of $1.2 million. An additional increase is attributable to costs incurred, including professional services and legal fees, related to our threat response and our implementation of additional safeguards in connection with the cybersecurity incident that was detected in April 2023. We incurred $3.6 million of costs in the first half of 2023 in connection with this incident. We also experienced an increase of $0.9 million in credit losses and an increase of $0.3 million in professional, accounting and consulting fees, contract labor, and insurance costs and $0.5 million in other costs. We experienced an additional increase of $0.8 million in IT infrastructure. These increases were offset, in part, by a $0.5 million decrease in facilities costs and $0.3 million in transaction costs. General and administrative expenses in the second half of 2023 and 2024 are expected to reflect continued significant increases in costs related to our threat response, our acceleration of cybersecurity enhancements, and our implementation of additional safeguards in connection with our cybersecurity incident.

Depreciation and Amortization

Depreciation and amortization increased in absolute terms primarily due to the amortization of intangible assets associated with capitalized software development costs.

Other Income (Expense)

	Six Months Ended June 30,
	2023		2022
		Percentage		Percentage	Period-to-Period Change
	Amount	of Revenue	Amount	of Revenue	Amount	Percentage
	(in thousands)
Other Income (Expense)	$3,042	1.7%	$(9,177)	(6.2)%	$12,219	(133.1)%

Other income increased primarily due to an increase in interest income of $8.8 million and a decrease in interest expense of $3.4 million.

Income Tax Expense

	Six Months Ended June 30,
	2023		2022
		Percentage		Percentage	Period-to-Period Change
	Amount	of Revenue	Amount	of Revenue	Amount	Percentage
	(in thousands)
Income tax (benefit) expense	$205	0.1%	$138	0.1%	$67	48.6%

The provision for income taxes relates primarily to state income taxes and noncurrent federal taxes related to the non-deductibility of goodwill in the future.

Liquidity and Capital Resources

We do not currently generate positive cash flow through our operations. We have financed our operations and capital expenditures primarily through sales of common and preferred stock, through borrowings under our credit facilities, as described below, and through our IPO that was completed in October 2021, which resulted in net proceeds of $621.4 million, including the exercise of the overallotment option and after deducting underwriting discounts and commissions of $40.4 million and offering expenses of approximately $11.8 million. As of June 30, 2023, our principal sources of liquidity are our unrestricted cash and cash equivalents of $337.3 million, marketable securities of $101.0 million, and funds available under our term loan and revolving credit facilities, which we collectively refer to as the 2022 Credit Agreement, which we entered into in December 2022. In January 2023, we increased the borrowing capacity of the 2022 Credit Agreement which resulted in an additional $20.0 million borrowing capacity on our revolving line of credit. As of June 30, 2023, our unused committed capacity under the 2022 Credit Agreement was $23.9 million comprised of a revolving commitment.

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

Cash Flows

Below is a summary of our consolidated cash flows:

	Six Months Ended June 30,
Selected Cash Flow Data:	2023	2022
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(16,646)	$(30,739)
Investing activities	3,504	(171,389)
Financing activities	(94,206)	(215,819)
Net decrease in cash and cash equivalents, and restricted funds held for customers	$(107,348)	$(417,947)

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

Net cash used in operating activities decreased to $16.6 million during the six months ended June 30, 2023 from $30.7 million during the six months ended June 30, 2022 due primarily to an increase in revenue and an improved net loss offset by changes in working capital, primarily due to variations in timing of payment of accrued expenses.

Net Cash Provided by (Used in) Investing Activities

Cash flows related to our investing activities consist primarily of the maturity and purchases of marketable securities, purchases of property and equipment, purchases of intangible assets, capitalization of internal-use software, and supplier advances related to our Invoice Accelerator product.

Net cash provided by investing activities increased to $3.5 million during the six months ended June 30, 2023 compared to $171.4 million used in investing activities during the six months ended June 30, 2022, primarily driven by the timing of purchases and maturities in our portfolio of held-to-maturity marketable securities as well as the acquisition in the prior year period of a customer list and non-compete agreement in our media payments market.

Net Cash Used in Financing Activities

Cash flows related to our financing activities consist primarily of changes in restricted buyer fund deposits related to buyer payment transactions, exercise of stock options, principal payments on financing leases, and borrowings and repayments of long-term debt.

Net cash used in financing activities was $94.2 million during the six months ended June 30, 2023 compared to $215.8 million during the six months ended June 30, 2022, due primarily to variations in the inflows and outflows from payment service obligations of our customers.

Outstanding Debt

Below is a summary of our outstanding debt (in thousands):

	As of June 30, 2023	As of December 31, 2022
Term loan facility	$64,188	$65,000
Promissory note payable for land acquisition	18,700	18,700
Total principal due	82,888	83,700
Current portion of term loan and promissory notes	(6,425)	(6,425)
Unamortized portion of debt issuance costs	(1,227)	(1,363)
Long-term debt	$75,236	$75,912

Credit Facilities

On December 29, 2022, we entered into a credit agreement to replace our previous credit facility. In January 2023, we expanded the borrowing capacity of this agreement by $20 million. As of June 30, 2023, the aggregate available borrowing capacity under this agreement was $23.9 million. On July 1, 2023, the available borrowing capacity under this agreement increased to $30 million upon the cancellation of our letter of credit by our landlord.

We were in compliance with our financial covenants as of June 30, 2023. Refer to Note 9 of our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional details about our credit facilities.

Land Promissory Notes

We have promissory notes in connection with land and improvements adjacent to our Charlotte, North Carolina headquarters campus. Refer to Note 9 of our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for information on our promissory notes.

Issuances of Common Stock

During the six months ended June 30, 2023, we issued shares of common stock under our existing stock plans. Refer to our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for details.

Payment Obligations

We process payments for our customers. As part of our payment product offering we have recorded payment service obligations in our consolidated balance sheets of $1,189.7 million as of June 30, 2023 and an offsetting asset of restricted funds held for customers. This balance is short-term in nature and represents our obligation to pay our customers' suppliers as directed by our customers.

The Company historically transmitted buyer customer funds using a legacy model pursuant to which buyer customer funds are held in trust accounts that are maintained and operated by a trustee pending distribution to suppliers in accordance with instructions provided through the Company’s platform. The Company is not the trustee or beneficiary of the trusts which hold these buyer deposits; accordingly, the Company does not record these assets and offsetting liabilities on its consolidated balance sheets. The Company has largely phased out this model although certain banks that resell our products and services continue to leverage a similar structure. The Company contractually earns interest on funds held for certain buyers. The amount of Company and bank customer funds held in all trust-related accounts was approximately $7.6 million and $135.1 million at June 30, 2023 and

December 31, 2022, respectively. Having obtained a money transmitter license in all states which require licensure, the Company is providing commercial payment services to businesses through its “for the benefit of customer” bank accounts that are restricted for such purposes and is continuing to work towards transitioning away from the legacy trust model.

Contractual Obligations

There were no material changes in our contractual obligations and commitments during the six months ended June 30, 2023 from the contractual obligations and commitments disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022. See Note 8 of the notes to our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information regarding contractual obligations and commitments.

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

Recent Accounting Pronouncements

See Note 2 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted as of June 30, 2023.

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

Our operating cash may be invested in accordance with our cash investment policy. Under that policy, we invest with the objective of preserving capital while optimizing yield. Permissible investments include U.S. Treasury instruments, U.S. Government Agency securities, commercial paper, investment grade corporate bonds and money market funds. As of June 30, 2023, we held marketable securities with an amortized cost basis of $101.0 million and money market funds with an aggregate value of $163.2 million. The remaining amount of operating cash was held in interest-bearing demand deposit accounts.

Our buyer funds assets are invested with safety of principal, liquidity, and diversification as the primary objectives. Consistent with these objectives, we also seek to maximize interest income and to minimize the volatility of interest income with emphasis on liquidity. Pursuant to our investment policy and subject to applicable law, buyer funds may be invested in U.S. Treasury securities, U.S. Government Agency securities, money market funds that invest in investment grade securities, or other cash equivalents, including certificates of deposit. As of June 30, 2023, all buyer funds have been invested in interest-bearing demand deposit accounts.

We are exposed to interest-rate risk relating to our investment portfolio, which consists principally of interest-bearing demand deposit accounts as well as investments made in accordance with our cash investment policy. We recognize interest earned from buyer funds assets as revenue. We generally do not pay interest to buyers. Factors that influence the rate of interest we earn include the short-term market interest rate environment and the weighting of balances by security type. The annualized interest rate earned on our investment of operating cash and funds held for buyers increased to 3.85% during the first six months of fiscal year 2023 from 1.32% during fiscal year 2022. Based on current investment practices, an increase in the Federal Funds interest rate of 100 basis points would have changed our interest income in the first six months of fiscal year 2023 from our investment of operating cash by approximately $1.4 million and our interest on buyer funds assets by approximately $5.3 million based upon the average balances for the first six months of fiscal year 2023 of $450.5 million in operating cash investments and $891.3 million in buyer funds investments, respectively. In addition to interest rate risks, we also have exposure to risks associated with changes in laws and regulations that may affect buyer fund balances. For example, a change in regulations that restricts the permissible investment alternatives for buyer funds may reduce our interest earned revenue.

We are also exposed to interest-rate risk relating to existing variable rate bank borrowings. As of June 30, 2023 and December 31, 2022, we had outstanding borrowings on variable rate debt of $64.2 million and $65.0 million, respectively. A 100 basis points increase in the variable rate would have resulted in incremental interest expense of $0.3 million during the six months ended June 30, 2023.

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

We are also exposed to concentration risk associated with buyer funds that we hold in Company-owned accounts, which are subject to applicable state money transmitter laws, and in trust accounts. As of June 30, 2023, all buyer funds have been invested in interest-bearing demand deposit accounts. The majority of these demand accounts are maintained at one institution which is a full-service, FDIC-insured national bank supervised by the Office of the Comptroller of the Currency (OCC) and is a subsidiary of a bank holding company subject to regulation, supervision, and examination by the Federal Reserve. As indicated above, while we do not currently maintain private insurance to mitigate this risk, we seek to mitigate this risk by monitoring financial institutions that we conduct business with and endeavoring to maintain our cash balances at large well-capitalized financial institutions.

ITEM 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Disclosure controls and procedures are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, and as a result of the material weakness described below, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2023, our disclosure controls and procedures were not effective at the reasonable assurance level.

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

•
We have hired a controller with prior public company experience as well as an experienced SEC reporting leader with prior IPO, technical accounting, and financial reporting experience, in addition to technical accounting resources with public company experience to assess complex technical accounting and reporting matters. We continue to hire accounting resources with public company experience to enhance our accounting and financial reporting function.
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

(b) Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter ended June 30, 2023, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

We are supplementing Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the Securities and Exchange Commission on March 1, 2023 (the “Annual Report”), and in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023, as filed with the Securities and Exchange Commission on May 10, 2023 (the "First Quarter Report"). The following risk factors should be read in conjunction with the risk factors set forth in that Annual Report and First Quarter Report.

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

The investigation, which is ongoing as of the date of filing of this Quarterly Report on Form 10-Q, has determined that data was exfiltrated from certain AvidXchange systems and posted on the dark web. We are reviewing the published data. As of the date of filing of this Quarterly Report on Form 10-Q, we have identified personally identifiable information, primarily of our employees and their dependents, and the bank account information of some customers in the files published online. We continue to review the files published online to identify additional bank account information and any other confidential information and any personally identifiable information that requires notification under state law. We believe that this review will extend through the third fiscal quarter of 2023. We have posted notice of the event on our website and are continuously reviewing and evaluating the situation and our notification and disclosure obligations as additional information becomes available.

During the second fiscal quarter of 2023, we have incurred $3.6 million in response costs related to the incident, including professional services and legal fees. We expect that we will continue to experience significant expenses and increased costs associated with this cybersecurity incident. While a loss from these matters is possible, we are unable at this time to reasonably estimate the possible loss or range of loss, and our investigation into the matter is ongoing. Therefore, no liability has been recorded related to the incident as of June 30, 2023.

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

Issuer Repurchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(c) Trading Plans of Directors and Executive Officers

			Trading Agreement
	Action	Date	Rule 10b5-1*	Non-Rule 10b5-1**	Total Shares to be Sold	Expiration Date
Michael Praeger, Chief Executive Officer and Chairman of the Board	Adopt	May 16, 2023	X		340,173	February 23, 2024
Michael Praeger, Chief Executive Officer and Chairman of the Board	Adopt	May 10, 2023	X		N/A (1)	N/A
Joel Wilhite, Chief Financial Officer, Senior Vice President	Adopt	June 16, 2023	X		120,000	March 14, 2024
Todd Cunningham, Chief People Officer, Senior Vice President	Adopt	June 16, 2023	X		13,500	December 29, 2023
Angelic Gibson, Chief Information Officer, Senior Vice President	Adopt	June 16, 2023	X		32,000	December 29, 2023
Ryan Stahl, General Counsel and Secretary, Senior Vice President	Adopt	June 16, 2023	X		13,067	December 1, 2023

* Intended to satisfy the affirmative defense of Rule 10b5-1(c)
** Not intended to satisfy the affirmative defense of Rule 10b5-1(c)
(1) Trading arrangement was adopted to cover the sale of shares to satisfy any tax withholding obligations in connection with the release of restricted stock units.

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

AvidXchange Holdings, Inc.

Date: August 4, 2023	By:	/s/ Joel Wilhite
Joel Wilhite
Chief Financial Officer (Authorized Signatory and Principal Financial and Accounting Officer)