Form 10-Q
period 2023-09-30
AvidXchange Holdings, Inc.
filed 2023-11-09
CIK 1858257

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 6, 2023, the registrant had 203,147,583 shares of common stock, $0.001 par value per share, outstanding.

AvidXchange Holdings, Inc.

Form 10-Q

For the Quarterly Period Ended September 30, 2023

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

AvidXchange Holdings, Inc.

Unaudited Consolidated Balance Sheets

(in thousands, except share and per share data)

	As of September 30,	As of December 31,
	2023	2022
Assets
Current assets
Cash and cash equivalents	$339,932	$350,563
Restricted funds held for customers	1,226,216	1,283,824
Marketable securities	100,643	110,986
Accounts receivable, net of allowances of $3,866 and $3,123, respectively	40,892	39,668
Supplier advances receivable, net of allowances of $1,313 and $1,872 respectively	10,203	10,016
Prepaid expenses and other current assets	13,414	12,561
Total current assets	1,731,300	1,807,618
Property and equipment, net	101,463	103,892
Operating lease right-of-use assets	1,903	2,343
Deferred customer origination costs, net	27,499	28,284
Goodwill	165,921	165,921
Intangible assets, net	88,583	98,749
Other noncurrent assets and deposits	4,129	5,189
Total assets	$2,120,798	$2,211,996
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$18,759	$13,453
Accrued expenses	46,878	73,535
Payment service obligations	1,226,216	1,283,824
Deferred revenue	12,526	12,063
Current maturities of lease obligations under finance leases	305	477
Current maturities of lease obligations under operating leases	1,593	1,380
Current maturities of long-term debt	6,425	6,425
Total current liabilities	1,312,702	1,391,157
Long-term liabilities
Deferred revenue, less current portion	15,373	17,487
Contingent consideration, less current portion	70	70
Obligations under finance leases, less current maturities	62,340	61,974
Obligations under operating leases, less current maturities	3,627	4,657
Long-term debt	74,898	75,912
Other long-term liabilities	3,385	3,295
Total liabilities	1,472,395	1,554,552
Commitments and contingencies
Stockholders' equity
Preferred stock, $0.001 par value; 50,000,000 shares authorized, no shares issued and outstanding as of September 30, 2023 and December 31, 2022	-	-
Common stock, $0.001 par value; 1,600,000,000 shares authorized as of September 30, 2023 and December 31, 2022; 202,896,081 and 199,433,998 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	203	199
Additional paid-in capital	1,665,887	1,632,080
Accumulated deficit	(1,017,687)	(974,835)
Total stockholders' equity	648,403	657,444
Total liabilities and stockholders' equity	$2,120,798	$2,211,996

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AvidXchange Holdings, Inc.

Unaudited Consolidated Statements of Operations

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues	$98,680	$82,411	$276,656	$230,175
Cost of revenues (exclusive of depreciation and amortization expense)	30,767	29,890	90,461	86,676
Operating expenses
Sales and marketing	18,735	20,241	58,946	57,928
Research and development	24,754	21,997	72,616	62,176
General and administrative	25,002	24,042	75,345	62,704
Depreciation and amortization	9,051	8,365	26,515	24,384
Total operating expenses	77,542	74,645	233,422	207,192
Loss from operations	(9,629)	(22,124)	(47,227)	(63,693)
Other income (expense)
Interest income	5,100	2,031	14,820	2,906
Interest expense	(3,428)	(5,209)	(10,106)	(15,261)
Other income (expense)	1,672	(3,178)	4,714	(12,355)
Loss before income taxes	(7,957)	(25,302)	(42,513)	(76,048)
Income tax expense	134	69	339	207
Net loss	$(8,091)	$(25,371)	$(42,852)	$(76,255)
Net loss per share attributable to common stockholders, basic and diluted	$(0.04)	$(0.13)	$(0.21)	$(0.39)
Weighted average number of common shares used to compute net loss per share attributable to common stockholders, basic and diluted	202,526,844	198,234,392	201,338,550	197,710,104

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AvidXchange Holdings, Inc.

Unaudited Consolidated Statements of Changes in Stockholders’ Equity

(in thousands, except share and per share data)

			Additional	Accumulated	Total Stockholders'
	Common Stock		Paid-in Capital	Deficit	Equity
Balances at December 31, 2022	199,433,998	$199	$1,632,080	$(974,835)	$657,444
Exercise of stock options	123,168	-	366	-	366
Issuance of common stock upon vesting of restricted stock units	1,471,826	2	(1)	-	1
Stock-based compensation expense	-	-	8,661	-	8,661
Stock-based compensation expense for Employee Stock Purchase Plan, or ESPP	-	-	270	-	270
Net loss	-	-	-	(15,990)	(15,990)
Balances at March 31, 2023	201,028,992	$201	$1,641,376	$(990,825)	$650,752
Exercise of stock options	99,215	-	337	-	337
Issuance of common stock upon vesting of restricted stock units	792,242	1	(1)	-	-
Issuance of common stock under ESPP	193,164	-	1,178	-	1,178
Stock-based compensation expense	-	-	10,869	-	10,869
Stock-based compensation expense for ESPP	-	-	152	-	152
Net loss	-	-	-	(18,771)	(18,771)
Balances at June 30, 2023	202,113,613	$202	$1,653,911	$(1,009,596)	$644,517
Exercise of stock options	91,353	-	748	-	748
Issuance of common stock upon vesting of restricted stock units	691,115	1	(1)	-	-
Stock-based compensation expense	-	-	11,043	-	11,043
Stock-based compensation expense for ESPP	-	-	186	-	186
Net loss	-	-	-	(8,091)	(8,091)
Balances at September 30, 2023	202,896,081	$203	$1,665,887	$(1,017,687)	$648,403

AvidXchange Holdings, Inc.

Unaudited Consolidated Statements of Changes in Stockholders’ Equity

(in thousands, except share and per share data)

			Additional	Accumulated	Total Stockholders'
	Common Stock		Paid-in Capital	Deficit	Equity
Balances at December 31, 2021	196,804,844	$197	$1,594,780	$(871,922)	$723,055
Cumulative effect adjustment from adoption of new accounting standard for current estimated credit losses	-	-	-	(1,000)	(1,000)
Cumulative effect adjustment from adoption of new accounting standard related to stock-based compensation	-	-	629	(629)	-
Exercise of stock options	63,118	-	173	-	173
Issuance of common stock upon vesting of restricted stock units	758,701	1	(1)	-	-
Stock-based compensation expense	-	-	6,595	-	6,595
Stock-based compensation expense for ESPP	-	-	196	-	196
Net loss	-	-	-	(25,147)	(25,147)
Balances at March 31, 2022	197,626,663	$198	$1,602,372	$(898,698)	$703,872
Exercise of stock options	89,204	-	252	-	252
Issuance of common stock upon vesting of restricted stock units, net of shares surrendered for taxes	254,908	-	-	-	-
Issuance of common stock for settlement of contingent consideration	20,564	-	344	-	344
Issuance of common stock under ESPP	86,550	-	602	-	602
Stock-based compensation expense	-	-	8,113	-	8,113
Stock-based compensation expense for ESPP	-	-	145	-	145
Net loss	-	-	-	(25,737)	(25,737)
Balances at June 30, 2022	198,077,889	$198	$1,611,828	$(924,435)	$687,591
Exercise of stock options	147,788	-	403	-	403
Issuance of common stock upon vesting of restricted stock units	262,986	-	-	-	-
Stock-based compensation expense	-	-	8,514	-	8,514
Stock-based compensation expense for ESPP	-	-	204	-	204
Net loss	-	-	-	(25,371)	(25,371)
Balances at September 30, 2022	198,488,663	$198	$1,620,949	$(949,806)	$671,341

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AvidXchange Holdings, Inc.

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities
Net loss	$(42,852)	$(76,255)
Adjustments to reconcile net loss to net cash used by operating activities
Depreciation and amortization expense	26,515	24,384
Amortization of deferred financing costs	326	1,018
Provision for credit losses	2,118	3,751
Stock-based compensation	31,181	23,767
Accrued interest	1,509	1,765
Loss on fixed asset disposal	-	36
Accretion of investments held to maturity	(4,091)	(1,123)
Deferred income taxes	158	162
Changes in operating assets and liabilities
Accounts receivable	(2,221)	(9,493)
Prepaid expenses and other current assets	(851)	(2,337)
Other noncurrent assets	1,369	(1,061)
Deferred customer origination costs	785	(66)
Accounts payable	4,679	167
Deferred revenue	(1,650)	(511)
Accrued expenses and other liabilities	(27,588)	6,097
Operating lease liabilities	(378)	(165)
Total adjustments	31,861	46,391
Net cash used in operating activities	(10,991)	(29,864)
Cash flows from investing activities
Purchase of marketable securities held to maturity	(262,994)	(310,025)
Proceeds from maturity of marketable securities held to maturity	277,428	213,872
Purchases of equipment	(1,001)	(2,677)
Purchases of real estate	-	(767)
Purchases of intangible assets	(11,898)	(20,363)
Supplier advances, net	(1,309)	(4,699)
Net cash provided by (used in) investing activities	226	(124,659)
Cash flows from financing activities
Proceeds from the issuance of long-term debt	-	2,367
Repayments of long-term debt	(1,219)	-
Principal payments on finance leases	(435)	(666)
Proceeds from issuance of common stock	1,452	828
Proceeds from issuance of common stock under ESPP	1,178	602
Debt issuance costs	(743)	-
Payment of acquisition-related liability	(100)	(344)
Payment service obligations	(57,607)	(314,603)
Net cash used in financing activities	(57,474)	(311,816)
Net decrease in cash, cash equivalents, and restricted funds held for customers	(68,239)	(466,339)
Cash, cash equivalents, and restricted funds held for customers
Cash, cash equivalents, and restricted funds held for customers, beginning of year	1,634,387	1,805,163
Cash, cash equivalents, and restricted funds held for customers, end of period	$1,566,148	$1,338,824
Supplementary information of noncash investing and financing activities
Right-of-use assets obtained in exchange for new finance lease obligations	$81	$689
Right-of-use assets obtained in exchange for new operating lease obligations	362	2,831
Common stock issued as contingent consideration	-	344
Property and equipment purchases in accounts payable and accrued expenses	939	1
Interest paid on notes payable	3,889	8,134
Interest paid on finance leases	4,386	4,323

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

2. Summary of Significant Accounting Policies

Basis of Consolidation and Presentation

The accompanying unaudited consolidated financial statements include the accounts of the Company and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. The unaudited consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all normal and recurring adjustments that are, in the opinion of management, necessary for a fair statement of the Company’s financial position, results of operations, changes in stockholders’ equity, and cash flows for the periods presented. The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any other future annual or interim period. The unaudited consolidated balance sheet as of December 31, 2022 included herein was derived from the audited financial statements as of that date, but does not include all disclosures including certain notes required by U.S. GAAP on an annual reporting basis. All significant intercompany accounts and transactions have been eliminated. There are no items of comprehensive income.

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

Concentrations

Significant Services

A substantial portion of the Company’s revenue is derived from interchange fees earned on payment transactions processed as virtual commercial cards (“VCC”). The Company utilizes service providers to process these transactions. Revenue from one service provider represented 14% and 22% of total revenue for the three months ended September 30, 2023 and 2022, respectively, and 18% and 26% of total revenue for the nine months ended September 30, 2023 and 2022, respectively. Accounts receivable from this service provider represented 21% and 28% of accounts receivable, net as of September 30, 2023 and

AvidXchange Holdings, Inc.

Notes to the Unaudited Consolidated Financial Statements

(in thousands, except share and per share data)

December 31, 2022, respectively. Revenue from a second provider represented 31% and 32% of total revenue for the three months ended September 30, 2023 and 2022, respectively, and 29% and 27% of total revenue for the nine months ended September 30, 2023 and 2022, respectively. Accounts receivable from this second service provider represented 35% and 29% of accounts receivable, net as of September 30, 2023 and December 31, 2022, respectively.

Future regulation or changes by the card brand payment networks could have a substantial impact on interchange rates and the Company’s revenue from VCC transactions. If interchange rates decline, whether due to actions by the card brand payment networks, merchant/suppliers availing themselves of lower rates, or future regulation, the Company’s total operating revenues, operating results, prospects for future growth and overall business could be materially affected.

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

Marketable Securities

Marketable securities consist of short-term investments in short-term commercial paper and various U.S. government backed securities. To reflect its intention, the Company classifies its marketable securities as held-to-maturity at the time of purchase. As a result, the marketable securities are recorded at amortized cost and any gains or losses realized upon maturity are reported in other income (expense) in the consolidated statements of operations.

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

	As of September 30, 2023	As of December 31, 2022
Outstanding Transaction Liabilities	$1,195,559	$1,242,155
Other unregulated settlements	30,657	41,669
Total payment service obligations	$1,226,216	$1,283,824

The Company historically transmitted buyer customer funds using a legacy model pursuant to which buyer customer funds are held in trust accounts that are maintained and operated by a trustee pending distribution to suppliers in accordance with instructions provided through the Company’s platform. The Company is not the trustee or beneficiary of the trusts which hold these buyer deposits; accordingly, the Company does not record these assets and offsetting liabilities on its consolidated balance sheets. The Company has largely phased out this model although certain banks that resell its products and services continue to leverage a similar structure. The Company contractually earns interest on funds held for certain buyers. The amount of Company and bank customer funds held in all trust-related accounts was approximately $20,449 and $135,058 as of September 30, 2023 and December 31, 2022, respectively.

The Company has transitioned most payment transmission activity to the money transmitter license model and obtained a money transmitter license in all states which require licensure. This model enables AvidXchange to provide commercial payment services to businesses through its “for the benefit of customer” bank accounts, also known as FBO, that are restricted for such purposes. The restricted funds held for customers are restricted for the purpose of satisfying the customer’s supplier obligations and are not available for general business use by the Company. The Company maintains these funds in liquid cash accounts and contractually earns interest on these funds held for customers. These funds are recognized as a restricted cash asset and a corresponding liability is recorded for payments due to their suppliers on the Company’s consolidated balance sheets. Restricted funds held for customers are included in the cash and cash equivalents on the consolidated statements of cash flows.

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

AvidXchange Holdings, Inc.

Notes to the Unaudited Consolidated Financial Statements

(in thousands, except share and per share data)

The Company has recorded these assets and liabilities at their fair value. In association with this plan, $1,704 and $1,611 were included in other noncurrent assets and $2,116 and $1,803 were included in noncurrent liabilities as of September 30, 2023 and December 31, 2022, respectively, on the Company's unaudited consolidated balance sheets.

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

3. Revenue from Contracts with Customers

Disaggregation of Revenue

The table below presents the Company’s revenues disaggregated by type of services performed.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Software revenue	$28,919	$25,039	$83,135	$73,152
Payment revenue	68,485	56,645	190,894	154,694
Services revenue	1,276	727	2,627	2,329
Total revenues	$98,680	$82,411	$276,656	$230,175

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

AvidXchange Holdings, Inc.

Notes to the Unaudited Consolidated Financial Statements

(in thousands, except share and per share data)

	As of September 30, 2023	As of December 31, 2022
Trade accounts receivable, net	$12,940	$14,152
Payment processing receivable, net	27,952	25,516
Accounts receivable, net	$40,892	$39,668
Contract liabilities	$27,899	$29,550

Significant changes in the contract liabilities balance are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue recognized included in beginning of period balance	$(3,351)	$(2,745)	$(8,264)	$(6,220)
Cash received, excluding amounts recognized as revenue during the period	1,656	2,846	6,613	5,708

The tables below present a summary of changes in the Company’s allowances for credit losses and returns for the nine months ended September 30, 2023 and 2022:

	Accounts Receivable
	Allowance for Credit Losses	Allowance for Returns	Supplier Advances Receivable Allowance
Allowance balance, December 31, 2022	$1,539	$1,584	$1,872
Amounts charged to contra revenue, cost of revenues and expenses	945	375	210
Amounts written off as uncollectable	(484)	(1)	(1,701)
Recoveries of amounts previously written off	-	-	932
Deduction released to revenue	-	(92)	-
Allowance balance, September 30, 2023	$2,000	$1,866	$1,313

	Accounts Receivable
	Allowance for Credit Losses	Allowance for Returns	Supplier Advances Receivable Allowance
Allowance balance, December 31, 2021	$442	$1,841	$1,105
Adjustment to allowance on adoption of ASU 2016-13	400	-	600
Amounts charged to contra revenue, cost of revenues and expenses	730	-	2,100
Amounts written off as uncollectable	-	-	(2,586)
Recoveries of amounts previously written off	-	-	864
Deduction released to revenue	-	(350)	-
Allowance balance, September 30, 2022	$1,572	$1,491	$2,083

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

The Company’s remaining performance obligation consists of contracts with financial institutions who are using the ASCEND solution. These contracts generally have a duration of five years and contain fixed maintenance fees that are considered fixed price guarantees. Remaining performance obligation consisted of the following:

AvidXchange Holdings, Inc.

Notes to the Unaudited Consolidated Financial Statements

(in thousands, except share and per share data)

	Current	Noncurrent	Total
As of September 30, 2023	$15,340	$21,532	$36,872
As of December 31, 2022	15,143	22,546	37,689

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

The following tables present information about deferred contract costs:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Capitalized sales commissions and implementation costs	$3,045	$3,935	$8,422	$8,903
Amortization of deferred contract costs
Costs to obtain contracts included in sales and marketing expense	$1,550	$1,490	$4,489	$4,168
Costs to fulfill contracts included in cost of revenue	$1,564	$1,588	4,718	4,669

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

The following common share equivalent securities have been excluded from the calculation of weighted average common shares outstanding because the effect is anti-dilutive for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
Anti-Dilutive Common Share Equivalents	2023	2022	2023	2022
Stock options	8,252,768	7,306,429	8,252,768	7,306,429
Restricted stock units	10,114,472	7,969,477	10,114,472	7,969,477
Employee stock purchase plan	168,002	135,553	168,002	135,553
Total anti-dilutive common share equivalents	18,535,242	15,411,459	18,535,242	15,411,459

Basic and diluted net loss per common share is calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Net loss	$(8,091)	$(25,371)	$(42,852)	$(76,255)
Net loss attributable to common stockholders	$(8,091)	$(25,371)	$(42,852)	$(76,255)
Denominator:
Weighted-average common shares outstanding, basic and diluted	202,526,844	198,234,392	201,338,550	197,710,104
Net loss per common share, basic and diluted	$(0.04)	$(0.13)	$(0.21)	$(0.39)

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

	As of September 30, 2023
Description	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market mutual funds (1)	$167,079	$-	$-	$167,079
Rabbi trust-owned life insurance policies (at cash surrender value) (2)	-	1,704	-	1,704
Total assets	$167,079	$1,704	$-	$168,783

Other long-term liabilities
Deferred compensation	$-	$2,116	$-	2,116
Total liabilities	$-	$2,116	$-	$2,116

	As of December 31, 2022
Description	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market mutual funds (1)	$147,149	$-	$-	$147,149
Rabbi trust-owned life insurance policies (at cash surrender value) (2)	-	1,611	-	1,611
Total assets	$147,149	$1,611	$-	$148,760

Other long-term liabilities
Deferred compensation	$-	$1,803	$-	1,803
Total liabilities	$-	$1,803	$-	$1,803

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

6. Marketable Securities

Marketable securities consist of commercial paper and U.S. Treasury and agency bonds, and are classified as held-to-maturity. Investments held in marketable securities had contractual maturities of less than four months as of September 30, 2023. As the Company invests in short-term and high credit quality marketable securities, the Company expects to receive fixed par value without any loss of principle at the maturity of each security. Therefore, an allowance for expected credit losses is not recognized as of September 30, 2023 and December 31, 2022. The following presents information about the Company’s marketable securities:

	As of September 30, 2023
Sector	Amortized Cost	Allowance for credit losses	Net Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Financial	$74,435	$-	$74,435	$-	$(27)	$74,408
Government	26,208	-	26,208	1	-	26,209
Industrial	-	-	-	-	-	-
Total	$100,643	$-	$100,643	$1	$(27)	$100,617

	As of December 31, 2022
Sector	Amortized Cost	Allowance for credit losses	Net Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Financial	$80,831	$-	$80,831	$8	$(32)	$80,807
Government	15,071	-	15,071	5	-	15,076
Industrial	15,084	-	15,084	-	(3)	15,081
Total	$110,986	$-	$110,986	$13	$(35)	$110,964

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

The following table presents information about the Company’s investments that were in an unrealized loss position and for which an other-than-temporary impairment has not been recognized in earnings:

	As of September 30, 2023	As of December 31, 2022
Aggregate fair value of investments with unrealized losses (1)	$74,408	$59,595
Aggregate amount of unrealized losses	(27)	(35)

_________________

(1)	Investments have been in a continuous loss position for less than 12 months

7. Intangible Assets and Goodwill

Intangible Assets

The following table presents information about capitalized software development costs:

	Three Months Ended September 30,		Nine Months Ended September 30,
Capitalized software development costs	2023	2022	2023	2022
Capitalized	$4,165	$4,264	$11,898	$13,599
Amortized	3,910	3,251	11,194	8,743

AvidXchange Holdings, Inc.

Notes to the Unaudited Consolidated Financial Statements

(in thousands, except share and per share data)

	As of September 30, 2023
	Weighted Average	Gross	Accumulated
	Useful Life	Amount	Amortization	Net Amount
Internally developed software	3 Years	$97,821	$(70,855)	$26,966
Non-compete	4 Years	6,194	(3,323)	2,871
Technology	7 Years	45,791	(29,214)	16,577
Customer relationships	9 Years	72,512	(35,532)	36,980
Trade name	10 Years	7,748	(2,559)	5,189
Total intangible assets		$230,066	$(141,483)	$88,583

	As of December 31, 2022
	Weighted Average	Gross	Accumulated
	Useful Life	Amount	Amortization	Net Amount
Internally developed software	3 Years	$85,923	$(59,661)	$26,262
Non-compete	4 Years	6,194	(2,079)	4,115
Technology	7 Years	45,791	(26,314)	19,477
Customer relationships	9 Years	72,512	(29,327)	43,185
Trade name	10 Years	7,748	(2,038)	5,710
Total intangible assets		$218,168	$(119,419)	$98,749

Total amortization expense associated with identifiable intangible assets was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Total amortization expense associated with identifiable intangible assets	$7,533	$6,874	$22,064	$19,695

Goodwill

There were no changes in goodwill during the three and nine months ended September 30, 2023.

8. Leases and Leasing Commitments

Supplemental cash flow information related to the Company’s operating and finance leases was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Financing cash flows for finance leases	$130	$241	$435	$666
Operating cash flows for finance leases	1,472	1,460	4,386	4,323
Operating cash flows for operating leases	562	505	1,668	1,520
Right of use assets obtained in exchange for new lease obligations:
Finance lease liabilities	-	190	81	689
Operating lease liabilities	-	-	362	2,831

AvidXchange Holdings, Inc.

Notes to the Unaudited Consolidated Financial Statements

(in thousands, except share and per share data)

The components of lease expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Lease expense	2023	2022	2023	2022
Finance lease expense:
Amortization of right-of-use assets	$292	$615	$1,352	$1,921
Interest on lease liabilities	1,647	1,644	4,934	4,896
Operating lease expense	426	445	1,290	1,354
Short-term lease expense	-	168	-	491
Variable lease expense	99	63	206	141
Total lease expense	$2,464	$2,935	$7,782	$8,803

9. Long-Term Debt

Long-term debt as of September 30, 2023 and December 31, 2022:

	As of September 30, 2023	As of December 31, 2022
Term loan facility	$63,781	$65,000
Promissory note payable for land acquisition	18,700	18,700
Total principal due	82,481	83,700
Current portion of term loan and promissory notes	(6,425)	(6,425)
Unamortized portion of debt issuance costs	(1,158)	(1,363)
Long-term debt	$74,898	$75,912

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

Under the 2022 Credit Agreement and subject to specific conditions, the Company may request, and the lenders have the right, but not the obligation, to increase the 2022 Revolver or add an additional term loan facility by an aggregate amount (for all such increases) not to exceed $50,000 as of September 30, 2023.

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

The 2022 Credit Agreement has a term of five years and makes available to the Company facilities in an aggregate amount of $95,000 and consists of:

•
$30,000 pursuant to the 2022 Revolver; and
•
$65,000 pursuant to the 2022 Term Loan.

Letters of credit may be issued by KeyBank pursuant to the 2022 Credit Agreement and the availability under the 2022 Revolver will be reduced by any outstanding letters of credit. Effective July 1, 2023, the Company's landlord canceled the standby letter of credit as it was no longer required. As September 30, 2023, no letters of credit were outstanding.

As of September 30, 2023, the aggregate amount available to borrow under the 2022 Credit Agreement was $30,000. As of September 30, 2023, the effective interest rate of the 2022 Term Loan was 8.29%.

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

The 2022 Credit Agreement also contains three financial covenants, measured on a consolidated basis. First, there must be liquidity (which is defined as availability under the 2022 Revolver, plus unrestricted cash) that is more than the greater of (1) $35,000, and (2) 35% of the Total Commitment Amount (as defined in the 2022 Credit Agreement). Second, as of the end of each quarter, total revenue on a trailing four-quarter basis must be greater than the requirements set forth in the 2022 Credit Agreement. Third, for each period of four consecutive quarters ending on December 31, 2024, and at the end of each fiscal quarter thereafter, Consolidated EBITDA (as defined in the 2022 Credit Agreement) must not be less than $10,000. The Company was in compliance with its financial debt covenants as of September 30, 2023.

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

Revolving Credit Facility

There was no balance outstanding under either revolving credit facility as of September 30, 2023 or December 31, 2022. The Company is required to pay on a quarterly basis a commitment fee of 0.3% per annum with respect to the amount of the 2022 Revolver.

Deferred Financing Costs

The Company has $641 and $385 in deferred financing costs included in other noncurrent assets and deposits, and $1,158 and $1,363 of deferred financing costs associated with its term loans recorded net of long-term debt as of September 30, 2023 and December 31, 2022, respectively.

Amortization of deferred financing costs was $106 and $339 for the three months ended September 30, 2023 and 2022, respectively, and $326 and $1,018 for the nine months ended September 30, 2023 and 2022, respectively, which is presented in the consolidated statements of operations as interest expense.

AvidXchange Holdings, Inc.

Notes to the Unaudited Consolidated Financial Statements

(in thousands, except share and per share data)

Land Promissory Notes

The Company has two promissory notes executed in connection with the purchase of land parcels and improvements adjacent to its Charlotte, North Carolina headquarters campus. The aggregate outstanding principal amount was $18,700 as of September 30, 2023 and will be paid in three remaining equal annual payments of $4,800 and a final annual payment of $4,300, plus accrued interest at 6.75%.

10. Stockholders’ Equity

The holders of common stock are entitled to one vote for each share.

Authorized Shares

The Company is authorized to issue 1,600,000,000 shares of common stock, $0.001 par value per share, and 50,000,000 shares of preferred stock, $0.001 par value per share.

Common Stock

At September 30, 2023, the Company had reserved a total of 45,790,684 of its 1,600,000,000 shares of common stock for future issuance as follows:

As of September 30, 2023
Outstanding stock options	8,252,768
Restricted stock units	10,114,472
Available for future issuance under stock award plans	21,173,777
Available for future issuance under employee stock purchase plan	6,249,667
Total common shares reserved for future issuance	45,790,684

11. Stock-Based Compensation

Upon the adoption of ASU 2016-09 on January 1, 2022, the Company elected to recognize forfeitures as they occur. Previously, the Company estimated forfeitures based on historical experience. The change in accounting policy resulted in the recognition of a cumulative effect adjustment to the Company's accumulated deficit as of January 1, 2022 in the amount of $629.

Stock Plans

The Company maintains its 2021 Long-Term Incentive Plan ("2021 Plan") under which it grants stock awards to its employees, directors and non-employee third parties. On January 1, 2023, the number of shares of common stock available to issue under the 2021 Plan automatically increased by 9,971,700 shares. As of September 30, 2023, the Company had 21,173,777 shares allocated to the 2021 Plan, but not yet issued or granted as an award.

The Company also maintains its 2021 Employee Stock Purchase Plan ("ESPP"), under which eligible employees may purchase the Company’s common stock through accumulated payroll deductions. On January 1, 2023, the number of shares of common stock reserved for issuance under the ESPP automatically increased by 1,994,340. As of September 30, 2023, the number of shares of common stock reserved for issuance under the ESPP was 6,249,667.

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

AvidXchange Holdings, Inc.

Notes to the Unaudited Consolidated Financial Statements

(in thousands, except share and per share data)

Stock option activity for the nine months ended September 30, 2023 was as follows:

	Stock Options
	Number of Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance as of December 31, 2022	7,131,150	$8.37	7.61	$16,849
Granted	1,748,480	9.00
Exercised	(313,736)	4.63
Cancelled	(281,160)	9.27
Expired	(31,966)	7.78
Balance as of September 30, 2023	8,252,768	$8.62	7.46	$13,752
Vested and exercisable	4,306,578	$7.96	6.42	$10,881

As of September 30, 2023, the total unamortized stock-based compensation expense related to the unvested stock options was $14,195, which the Company expects to amortize over a weighted average period of 2.5 years.

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

RSU activity for the nine months ended September 30, 2023 was as follows:

	Restricted Stock Units
	Number of Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value
Balance as of December 31, 2022	7,877,598	$9.07
Granted	5,823,770	8.98
Released	(2,955,183)	9.11
Cancelled	(631,713)	8.55
Balance as of September 30, 2023	10,114,472	$9.01

As of September 30, 2023, the total unamortized stock-based compensation expense related to the unvested RSUs was $73,820, which the Company will amortize over a weighted average period of 2.9 years upon satisfaction of the performance condition.

Stock-Based Compensation Expense

Stock-based compensation expense from stock options and RSUs, reduced for actual forfeitures, was included in the following line items in the accompanying consolidated statement of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cost of revenues	$1,109	$971	$3,437	$3,026
Sales and marketing	1,212	1,190	3,747	3,421
Research and development	2,976	2,626	8,175	6,514
General and administrative	5,746	3,727	15,214	10,261
Total	$11,043	$8,514	$30,573	$23,222

Employee Stock Purchase Plan

Stock-based compensation expense for the ESPP is based on the estimated fair value of the option to purchase shares at a discount and uses grant date inputs including the purchase discount, expected contributions and stock price. Total ESPP expense recorded in the Company's consolidated statements of operations was as follows:

AvidXchange Holdings, Inc.

Notes to the Unaudited Consolidated Financial Statements

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
ESPP expense	$186	$204	$608	$545

12. Commitments and Contingencies

Letters of Credit

Effective July 1, 2023, the Company's landlord canceled the standby letter of credit as it was no longer required. As a result, the Company's borrowing capacity under its 2022 Revolver increased to its limit of $30,000 as of that date. As of September 30, 2023, the Company had no letters of credit outstanding.

Loss Contingency

During the three ended September 30, 2023, the Company accrued approximately $1,600 for a loss contingency related to a potential commercial dispute. The amount recorded does not include an estimate for recoveries related to the matter as they cannot be estimated. The amount was recorded in general and administrative expenses in the consolidated statements of operations in the three and nine months ended September 30, 2023.

Cybersecurity Incident

In early April 2023, the Company detected a cybersecurity incident as part of its routine security monitoring protocols. In response to the incident, the Company launched an investigation with the support of leading cybersecurity experts, reached out to law enforcement, accelerated planned security enhancements, and has taken and will continue to take actions to implement additional safeguards.

Having expelled the threat actor from its systems, the Company has detected no activity from the threat actor on its network since April 27, 2023. The Company’s solutions are operational, and customer transactions continue to be processed through the Company's systems. Based on the investigation and the enhancements implemented to date, the Company believes that its products remain secure and safe to use.

The investigation has determined that the incident primarily affected systems that were used for back-office activities. Data was exfiltrated from these systems and posted on the dark web. The data consisted of confidential information from the Company's files, including personally identifiable information, primarily information of Company employees, former employees, and their dependents, and the bank account information of some customers. The Company has cooperated with inquiries about the incident from three state consumer and financial service regulators, provided notices to impacted customers and individuals, and complied with regulatory requirements of various states that address notice and credit monitoring. The Company expects to fully complete its investigation and to deliver all required notices during the fourth quarter of 2023.

Expenses Incurred and Future Costs

During the three and nine months ended September 30, 2023, the Company incurred costs of $1,918 and $5,535, respectively in response to the incident, including professional services and legal fees, before insurance recoveries. The Company expects that it will continue to experience expenses and increased costs associated with this cybersecurity incident during the fourth quarter of 2023. While a loss from these matters is possible, the Company is unable at this time to reasonably estimate the possible loss or range of loss. Therefore, no liability for losses has been recorded related to the incident as of September 30, 2023.

Insurance Coverage

The Company maintains cyber insurance coverage and will be tendering claims for certain expenses incurred in connection with this event. The extent to which its insurance will cover such expenses remains uncertain. As of September 30, 2023, the Company recorded a receivable for insurance recoveries, that have been approved for reimbursement, in the amount of $1,228. This amount was recorded as a reduction of general and administrative expense in the three and nine months ended September 30, 2023.

13. Income Taxes

The Company’s effective tax rate for the three months ended September 30, 2023 and 2022 was (1.7)% and (0.3)%, respectively, and for the nine months ended September 30, 2023 and 2022 was (0.8)% and (0.3)%, respectively. The Company's effective tax rate was a result of estimated tax losses for the fiscal year-to-date offset by the increase in the valuation allowance in the net operating loss carryforwards. Tax expense includes current tax expense for estimated state income taxes and noncurrent federal taxes related to non-deductibility of goodwill in the future.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
Disaggregation of Revenue:	2023	2022	2023	2022
Software revenue	$28,919	$25,039	$83,135	$73,152
Payment revenue	68,485	56,645	190,894	154,694
Services revenue	1,276	727	2,627	2,329
Total revenues	$98,680	$82,411	$276,656	$230,175

Software revenue, payment revenue and services revenue are described below in the section titled "Components of Results of Operations."

Macroeconomic Environment's Impact on Revenue

Throughout 2023, we have continued to see the impact of several macroeconomic events on our business and on our buyers and suppliers. These events have included, but are not limited to, a higher than normal level of inflation in the U.S. economy, ongoing interest rate increases, fears of a possible recession, general economic conditions including increased volatility in the U.S. banking market as a result of several highly publicized distressed or closed banks, supply chain disruptions, and geopolitical tensions including those resulting from the conflicts in Ukraine and the Middle East. We believe that these macroeconomic events have caused our customers to moderate certain of their expenditures and purchasing decisions, impacting the transactions processed across our network, and have made our sales cycle for new customers more volatile and unpredictable. While we continue to be encouraged by leading indicators in our sales process, including our top of the funnel activity, top of the funnel activity has not always directly correlated, nor may it in subsequent periods directly correlate, to future revenue growth, and the ongoing uncertainty created by the macroeconomic environment could continue to have a negative impact on purchasing decisions by certain buyers, delaying new sales and extending sales cycles. The impact of these macroeconomic conditions, including a potential or actual recession, on the acceptance rate of electronic forms of payment on our network that result in interchange revenue also remains uncertain.

In particular, the long-term impacts of inflation and rising interest rate environment on the economy and our business remain unclear. On the one hand, our revenue could be, and we believe has been, positively impacted by inflation as the value of our customer's payments could rise, increasing our payment volume and the base on which we earn interchange revenue. Also, inflationary pressure could be a catalyst for sales acceleration associated with increased interest by potential customers in automating back-office processing. Additionally, the Federal Reserve has raised interest rates in an effort to reduce inflation. These rate increases have in turn substantially increased the interest we earn on funds held for buyers, which we recognize as payment revenue. The Federal Reserve could in near to mid-term future periods reduce interest rates which would in turn have a negative impact on our payment revenue. Conversely, the impact of inflationary pressures and a rising interest rate environment on the macro economy could slow, and we believe has slowed, the spending of our customers and depressed payment volume. In particular, we have seen softness in top of funnel activity within the commercial office sub-sector of our real estate vertical which we attribute, in part, to the rising interest rate environment. Inflation could also negatively impact our operating costs by increasing costs incurred by us to operate our business due to higher costs from our vendors and increased personnel costs, some of which we may not be able to recoup from our customers. The impact of inflation and a rising interest rate environment on our business and on our buyers and suppliers in future periods remains highly uncertain, as does the Federal Reserve’s response to these conditions. We may not see these impacts of inflation and increased interest rates in future periods, which could lead to difficulty in comparing our current consolidated financial results to our results in future reporting periods.

In addition, increased volatility in the domestic banking sector can impact access to liquidity for our buyers and suppliers and strategic partners, and we continue to closely monitor this situation and the potential impacts this volatility may have on our business. buyers, suppliers, and strategic partners.

Cybersecurity Incident

In early April 2023, we detected a cybersecurity incident as part of our routine security monitoring protocols. In response to the incident, we undertook an investigation with the support of leading cybersecurity experts, reached out to law enforcement, accelerated planned security enhancements, and have taken and will continue to take actions to implement additional safeguards.

Having expelled the threat actor from our systems, we have detected no activity from the threat actor on our network since April 27, 2023. Our solutions are operational, and customer transactions continue to be processed through our systems. Based on the investigation and the enhancements implemented to date, we believe that our products remain secure and safe to use.

The investigation has determined that the incident primarily affected systems that were used for back-office activities. Data was exfiltrated from these systems and posted on the dark web. The data consisted of confidential information from our files, including personally identifiable information, primarily information of our employees, former employees, and their dependents, and the bank account information of some customers. We have cooperated with inquiries about the incident from three state consumer and financial service regulators, provided notices to impacted customers and individuals, and complied with regulatory requirements of various states that address notice and credit monitoring. We expect to fully complete our investigation and to deliver all required notices during the fourth quarter of 2023.

Expenses Incurred and Future Costs

During the three and nine months ended September 30, 2023, we incurred $1.9 million and $5.5 million in response costs related to the incident, including professional services and legal fees, before insurance recoveries. We expect that we will continue to experience expenses and increased costs associated with this cybersecurity incident during the fourth quarter of 2023. While a loss from these matters is possible, we are unable at this time to reasonably estimate the possible loss or range of loss. Therefore, no liability for losses has been recorded related to the incident as of September 30, 2023.

Insurance Coverage

We maintain cyber insurance coverage and will be tendering claims for certain expenses incurred in connection with this event. The extent to which our insurance will cover such expenses remains uncertain. As of September 30, 2023, we have recorded a receivable for insurance recoveries, that have been approved for reimbursement, in the amount of $1.2 million. Insurance recoveries are recorded as a reduction of general and administrative expense.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	Percentage Change	2023	2022	Percentage Change
Transactions Processed	19,175,866	18,020,165	6.4%	56,253,181	52,191,247	7.8%
Transaction Yield	$5.15	$4.57	12.7%	$4.92	$4.41	11.6%
Total Payment Volume (in millions)	$19,627	$18,108	8.4%	$56,040	$49,884	12.3%

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

Our long-term strategy to transition to public cloud services and decommission on-premise infrastructure hosted in co-located data centers was substantially completed in the second quarter of 2022.

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

While we expect our general and administrative expenses to decrease as a percentage of revenue over the longer term, we expect our general and administrative expenses to increase in absolute dollars over the shorter term as we continue to build out our infrastructure to support our operations as a public company, and to support a larger customer base. We also expect our general and administrative expenses to increase in absolute dollars over the shorter term as we continue to address cybersecurity threats, accelerate cybersecurity enhancements, and implement additional safeguards.

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

Income Tax Expense (Benefit)

Income tax expense (benefit) consists of federal and state income taxes.

Results of Operations

The following table sets forth our results of operations for the periods presented (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues	$98,680	$82,411	$276,656	$230,175
Cost of revenues (exclusive of depreciation and amortization expense)	30,767	29,890	90,461	86,676
Operating expenses
Sales and marketing	18,735	20,241	58,946	57,928
Research and development	24,754	21,997	72,616	62,176
General and administrative	25,002	24,042	75,345	62,704
Depreciation and amortization	9,051	8,365	26,515	24,384
Total operating expenses	77,542	74,645	233,422	207,192
Loss from operations	(9,629)	(22,124)	(47,227)	(63,693)
Other income (expense)
Interest income	5,100	2,031	14,820	2,906
Interest expense	(3,428)	(5,209)	(10,106)	(15,261)
Other income (expense)	1,672	(3,178)	4,714	(12,355)
Loss before income taxes	(7,957)	(25,302)	(42,513)	(76,048)
Income tax expense	134	69	339	207
Net loss	$(8,091)	$(25,371)	$(42,852)	$(76,255)
Net loss per share attributable to common stockholders, basic and diluted	$(0.04)	$(0.13)	$(0.21)	$(0.39)
Weighted average number of common shares used to compute net loss per share attributable to common stockholders, basic and diluted	202,526,844	198,234,392	201,338,550	197,710,104

Comparison of the Three Months Ended September 30, 2023 and 2022

Revenues

	Three Months Ended September 30,		Period-to-Period Change
	2023	2022	Amount	Percentage
	(in thousands)
Revenues	$98,680	$82,411	$16,269	19.7%

The increase in revenues was largely comprised of an increase in payment revenue of $11.8 million, or 20.9%, driven primarily by increased electronic payments on the AvidPay Network due to the addition of new and existing buyer payment transaction volume and an increase in payment yield, that resulted, in part, from a rising interest rate environment. Payment revenue and payment yield were positively impacted by interest on funds held for customers as the rate earned on those funds increased during the period due to the Federal Reserve raising rates in response to the higher than normal level of inflation in the U.S. economy. Payment revenue from interest increased $7.9 million to $10.6 million in the third quarter of 2023 from $2.7 million in the third quarter of 2022. The increases from payment transaction volume were partially offset by decreases in volume in media payments associated with political media spend, due to prior increases from the 2022 mid-term elections which did not occur in the current period, resulting in a decrease of $3.2 million. Software revenue increased by $3.9 million, or 15.5%, primarily driven by increased invoice and payment transaction volume from new and existing customers as well as price increases and certain subscription-based revenue. The quarter ended September 30, 2023 included an out of period adjustment of $1.5 million increase to revenue, primarily comprised of an increase in software revenue of $1.1 million and an increase in services revenue of $0.5 million, offset by a decrease in payment revenue of $0.1 million.

Cost of Revenues

	Three Months Ended September 30,
	2023		2022
		Percentage of		Percentage of	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(in thousands)
Cost of revenues (excluding depreciation and amortization expense)	$30,767	31.2%	$29,890	36.3%	$877	2.9%

The increase in cost of revenues (excluding depreciation and amortization expense) was due primarily to an increase in employee costs of $0.9 million, including an increase in stock-based compensation of $0.1 million. We also experienced increases in invoice and check processing fees of $0.7 million and an increase of $0.2 million for misdirected payments. These increases were partially offset by a decrease of $0.7 million in the reserve for Invoice Accelerator purchased invoices compared to the prior year and a decrease in consulting and contract labor of $0.2 million.

Operating Expenses

	Three Months Ended September 30,
	2023		2022
		Percentage of		Percentage of	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(in thousands)
Sales and marketing	$18,735	19.0%	$20,241	24.6%	$(1,506)	(7.4)%
Research and development	24,754	25.1%	21,997	26.7%	2,757	12.5%
General and administrative	25,002	25.3%	24,042	29.2%	960	4.0%
Depreciation and amortization	9,051	9.2%	8,365	10.2%	686	8.2%

Sales and Marketing Expenses

The decrease in sales and marketing expenses was primarily due to decreases in employee costs of $0.6 million, consulting costs of $0.3 million, and marketing costs of $0.2 million. We experienced other decreases in travel costs of $0.2 million and recruiting costs of $0.2 million.

Research and Development Expenses

Research and development expenses increased primarily due to increased employee costs of $2.7 million. The investments in our platform are intended to increase the quality, reliability and efficiency of our technology. The increase in employee costs relates to both headcount and compensation increases and includes an increase of stock-based compensation of $0.4 million.

General and Administrative Expenses

General and administrative expense included an increase in employee costs of $0.9 million as increases in stock-based compensation of $2.0 million were partially offset by a decrease in annual bonus accrual of $0.9 million and a decrease in wages and other employee costs of $0.2 million as a result of headcount reduction. We experienced an increase of $1.9 million in costs, including professional services and legal fees, related to our threat response in connection with the cybersecurity incident that was detected in April 2023. This increase was offset by insurance recoveries of $1.2 million related to this incident. We experienced a decrease of $0.7 million in credit losses as we released part of our reserve for trade accounts receivable, reflecting improved collections. Additionally, we experienced decreases in legal and professional fees of $0.2 million and facilities costs of $0.2 million. In the third quarter of 2023, general and administrative expenses also included a loss contingency of $1.6 million related to a potential commercial dispute. Compared to the third quarter of 2022, this charge was offset by $1.6 million related to non-reoccurring restructuring costs.

General and administrative expenses in the fourth quarter of 2023 are expected to reflect continued costs related to our threat response, our acceleration of cybersecurity enhancements, and our implementation of additional safeguards in connection with our cybersecurity incident.

Depreciation and Amortization

Depreciation and amortization increased in absolute terms primarily due to the amortization of intangible assets associated with capitalized software development costs.

Other Income (Expense)

	Three Months Ended September 30,
	2023		2022
		Percentage of		Percentage of	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(in thousands)
Other Income (Expense)	$1,672	1.7%	$(3,178)	(3.9)%	$4,850	(152.6)%

Other income increased primarily due to an increase in interest income of $3.1 million and a decrease in interest expense of $1.8 million. The decrease in interest expense is primarily the result of our new credit facility which was entered into at the end of 2022 at a lower level of borrowing with more favorable interest rates.

Income Tax Expense

	Three Months Ended September 30,
	2023		2022
		Percentage of		Percentage of	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(in thousands)
Income tax expense	$134	0.1%	$69	0.1%	$65	94.2%

The provision for income taxes relates primarily to state income taxes and noncurrent federal taxes related to the non-deductibility of goodwill in the future.

Comparison of the Nine Months Ended September 30, 2023 and 2022

Revenues

	Nine Months Ended September 30,		Period-to-Period Change
	2023	2022	Amount	Percentage
	(in thousands)
Revenues	$276,656	$230,175	$46,481	20.2%

The increase in revenues was largely comprised of an increase in payment revenue of $36.2 million, or 23.4%, driven primarily by increased electronic payments on the AvidPay Network due to the addition of new and existing buyer payment transaction volume and an increase in payment yield, that resulted, in part, from a rising interest rate environment. Payment revenue and payment yield were positively impacted by interest on funds held for customers as the rate earned on those funds increased during the period due to the Federal Reserve raising rates in response to the higher than normal level of inflation in the U.S. economy. Payment revenue from interest increased $21.7 million to $26.9 million in the first nine months of 2023 from $5.2 million during the same period in 2022. Increases in payment transaction volume were offset by decreases in volume in media payments associated with political media spend, due to prior increases from the 2022 mid-term elections which did not occur in the current period, resulting in a decrease of $6.0 million. Software revenue increased by $10.0 million, or 13.6%, primarily driven by increased invoice and payment transaction volume from new and existing customers as well as price increases and certain subscription-based revenue.

Cost of Revenues

	Nine Months Ended September 30,
	2023		2022
		Percentage		Percentage	Period-to-Period Change
	Amount	of Revenue	Amount	of Revenue	Amount	Percentage
	(in thousands)
Cost of revenues (excluding depreciation and amortization expense)	$90,461	32.7%	$86,676	37.7%	$3,785	4.4%

The increase in cost of revenues (excluding depreciation and amortization expense) was due primarily to an increase in employee costs of $2.5 million, including an increase in stock-based compensation of $0.4 million. We also experienced increases in IT infrastructure costs, including cloud hosting fees and software costs, of $1.0 million primarily related to our transition of services from data centers to cloud hosting. Additionally, we experienced increases in invoice and check processing fees of $1.8 million and consulting and contract labor of $0.3 million. These increases were partially offset by a decrease of $1.9 million in the reserve for Invoice Accelerator purchased invoices compared to the prior year.

Operating Expenses

	Nine Months Ended September 30,
	2023		2022
		Percentage		Percentage	Period-to-Period Change
	Amount	of Revenue	Amount	of Revenue	Amount	Percentage
	(in thousands)
Sales and marketing	$58,946	21.3%	$57,928	25.2%	$1,018	1.8%
Research and development	72,616	26.2%	62,176	27.0%	10,440	16.8%
General and administrative	75,345	27.2%	62,704	27.2%	12,641	20.2%
Depreciation and amortization	26,515	9.6%	24,384	10.6%	2,131	8.7%

Sales and Marketing Expenses

The increase in sales and marketing expenses was due primarily to an increase of $2.0 million in employee costs (net of capitalized sales commissions), including an increase in stock-based compensation of $0.3 million. We experienced increases in partner commissions of $0.4 million as well as increases in amortization of deferred costs of $0.3 million. These increases were partially offset by a decrease in marketing costs of $0.7 million from sponsorship costs incurred in the prior year that did not occur in the current period. We experienced other decreases in recruiting expenses of $0.4 million, consulting and other expenses of $0.5 million, and IT infrastructure costs of $0.1 million.

Research and Development Expenses

Research and development expenses increased primarily due to increased employee costs of $10.4 million. The investments in our platform are intended to increase the quality, reliability and efficiency of our technology. The increase in employee costs relates to both headcount and compensation increases and includes an increase of stock-based compensation of $1.7 million. We experienced an additional increase of $1.0 million in IT infrastructure. These increases were offset, in part, by a $2.6 million net decrease in costs associated with engaging consultants and contractors. We also experienced an additional increase of $1.7 million from a lower amount of costs capitalized in the current period compared to the prior period.

General and Administrative Expenses

The increase in general and administrative expenses is attributable to a $7.2 million increase in employee costs, including increases in stock-based compensation of $5.0 million and annual bonus accrual of $0.3 million. An additional increase is attributable to costs incurred, including professional services and legal fees, related to our threat response and our implementation of additional safeguards in connection with the cybersecurity incident that was detected in April 2023. We incurred $5.5 million of costs in the first nine months of 2023 in connection with this incident. This increase was offset by insurance recoveries of $1.2 million related to this incident. We also experienced an increase of $0.8 million in other costs. We experienced an additional increase of $1.1 million in IT infrastructure. These increases were offset, in part, by a $0.6 million decrease in facilities costs and $0.3 million in transaction costs. In the first nine months of 2023, general and administrative expenses also included a loss contingency of $1.6 million related to a potential commercial dispute. Compared to the third quarter of 2022, this charge was offset by $1.6 million in costs in the prior year related to non-reoccurring restructuring costs.

General and administrative expenses in the fourth quarter of 2023 are expected to reflect continued costs related to our threat response, our acceleration of cybersecurity enhancements, and our implementation of additional safeguards in connection with our cybersecurity incident.

Depreciation and Amortization

Depreciation and amortization increased in absolute terms primarily due to the amortization of intangible assets associated with capitalized software development costs.

Other Income (Expense)

	Nine Months Ended September 30,
	2023		2022
		Percentage		Percentage	Period-to-Period Change
	Amount	of Revenue	Amount	of Revenue	Amount	Percentage
	(in thousands)
Other Income (Expense)	$4,714	1.7%	$(12,355)	(5.4)%	$17,069	(138.2)%

Other income increased primarily due to an increase in interest income of $11.9 million and a decrease in interest expense of $5.2 million. The decrease in interest expense is the result of our new credit facility entered into at the end of 2022 at a lower level of borrowing at more favorable interest rates.

Income Tax Expense

	Nine Months Ended September 30,
	2023		2022
		Percentage		Percentage	Period-to-Period Change
	Amount	of Revenue	Amount	of Revenue	Amount	Percentage
	(in thousands)
Income tax (benefit) expense	$339	0.1%	$207	0.1%	$132	63.8%

The provision for income taxes relates primarily to state income taxes and noncurrent federal taxes related to the non-deductibility of goodwill in the future.

Liquidity and Capital Resources

On an annual basis, we do not currently generate positive cash flow through our operations. We have financed our operations and capital expenditures primarily through sales of common and preferred stock, through borrowings under our credit facilities, as described below, and through our IPO that was completed in October 2021, which resulted in net proceeds of $621.4 million, including the exercise of the overallotment option and after deducting underwriting discounts and commissions of $40.4 million and offering expenses of approximately $11.8 million. As of September 30, 2023, our principal sources of liquidity are our unrestricted cash and cash equivalents of $339.9 million, marketable securities of $100.6 million, and funds available under our term loan and revolving credit facilities, which we collectively refer to as the 2022 Credit Agreement, which we entered into in December 2022. In January 2023, we increased the borrowing capacity of the 2022 Credit Agreement which resulted in an additional $20.0 million borrowing capacity on our revolving line of credit. As of September 30, 2023, our unused committed capacity under the 2022 Credit Agreement was $30.0 million comprised of a revolving commitment.

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

Cash Flows

Below is a summary of our consolidated cash flows:

	Nine Months Ended September 30,
Selected Cash Flow Data:	2023	2022
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(10,991)	$(29,864)
Investing activities	226	(124,659)
Financing activities	(57,474)	(311,816)
Net decrease in cash and cash equivalents, and restricted funds held for customers	$(68,239)	$(466,339)

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

Net cash used in operating activities improved to $11.0 million during the nine months ended September 30, 2023 from $29.9 million during the nine months ended September 30, 2022 due primarily to an increase in revenue and an improved net loss offset by changes in working capital, primarily due to variations in timing of payment of accrued expenses.

Net Cash Provided by (Used in) Investing Activities

Cash flows related to our investing activities consist primarily of the maturity and purchases of marketable securities, purchases of property and equipment, purchases of intangible assets, capitalization of internal-use software, and supplier advances related to our Invoice Accelerator product.

Net cash provided by investing activities increased to $0.2 million during the nine months ended September 30, 2023 compared to $124.7 million used in investing activities during the nine months ended September 30, 2022, primarily driven by the timing of purchases and maturities in our portfolio of held-to-maturity marketable securities as well as the acquisition in the prior year period of a customer list and non-compete agreement in our media payments market.

Net Cash Used in Financing Activities

Cash flows related to our financing activities consist primarily of changes in restricted buyer fund deposits related to buyer payment transactions, exercise of stock options, principal payments on financing leases, and borrowings and repayments of long-term debt.

Net cash used in financing activities was $57.5 million during the nine months ended September 30, 2023 compared to $311.8 million during the nine months ended September 30, 2022, due primarily to variations in the inflows and outflows from payment service obligations of our customers.

Outstanding Debt

Below is a summary of our outstanding debt (in thousands):

	As of September 30, 2023	As of December 31, 2022
Term loan facility	$63,781	$65,000
Promissory note payable for land acquisition	18,700	18,700
Total principal due	82,481	83,700
Current portion of term loan and promissory notes	(6,425)	(6,425)
Unamortized portion of debt issuance costs	(1,158)	(1,363)
Long-term debt	$74,898	$75,912

Credit Facilities

On December 29, 2022, we entered into a credit agreement to replace our previous credit facility. In January 2023, we expanded the borrowing capacity of this agreement by $20 million. As of September 30, 2023, the aggregate available borrowing capacity under this agreement was $30.0 million.

We were in compliance with our financial covenants as of September 30, 2023. Refer to Note 9 of our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional details about our credit facilities.

Land Promissory Notes

We have promissory notes in connection with land and improvements adjacent to our Charlotte, North Carolina headquarters campus. Refer to Note 9 of our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for information on our promissory notes.

Issuances of Common Stock

During the nine months ended September 30, 2023, we issued shares of common stock under our existing stock plans. Refer to our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for details.

Payment Obligations

We process payments for our customers. As part of our payment product offering we have recorded payment service obligations in our consolidated balance sheets of $1,226.2 million as of September 30, 2023 and an offsetting asset of restricted funds held for customers. This balance is short-term in nature and represents our obligation to pay our customers' suppliers as directed by our customers.

The Company historically transmitted buyer customer funds using a legacy model pursuant to which buyer customer funds are held in trust accounts that are maintained and operated by a trustee pending distribution to suppliers in accordance with instructions provided through the Company’s platform. The Company is not the trustee or beneficiary of the trusts which hold these buyer deposits; accordingly, the Company does not record these trust assets and offsetting liabilities on its consolidated balance sheets. The Company has largely phased out this model although certain banks that resell our products and services continue to leverage a similar structure. The Company contractually earns interest on funds held for certain buyers. The amount of Company and bank customer funds held in all trust-related accounts was approximately $20.4 million and $135.1 million at September 30, 2023 and December 31, 2022, respectively. Having obtained a money transmitter license in all states which require licensure, the Company is providing commercial payment services to businesses through its “for the benefit of customer” bank accounts that are restricted for such purposes and is continuing to work towards transitioning away from the legacy trust model.

Contractual Obligations

There were no material changes in our contractual obligations and commitments during the nine months ended September 30, 2023 from the contractual obligations and commitments disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022. See Note 8 of the notes to our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information regarding contractual obligations and commitments.

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

Recent Accounting Pronouncements

See Note 2 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted as of September 30, 2023.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our overall investment portfolio is comprised of (i) our operating cash and (ii) buyer funds. Our operating cash includes cash received from revenues generated, the sale of common and preferred stock and increased borrowings. Buyer funds are funds that have been collected from buyers, but not yet remitted to the applicable supplier. The funds are held in either company-owned accounts, which are subject to applicable state money transmitter laws, or in trust-related accounts. We are generally entitled to retain any interest earned on the investment of buyer funds as specified by our contractual arrangements with our buyers.

Our operating cash may be invested in accordance with our cash investment policy. Under that policy, we invest with the objective of preserving capital while optimizing yield. Permissible investments include U.S. Treasury instruments, U.S. Government Agency securities, commercial paper, certificates of deposit, time deposits, and money market funds. As of September 30, 2023, we held marketable securities with an amortized cost basis of $100.6 million and money market funds with an aggregate value of $167.1 million. The remaining amount of operating cash was held in interest-bearing demand deposit accounts.

Our buyer funds assets are invested with safety of principal, liquidity, and diversification as the primary objectives. Consistent with these objectives, we also seek to maximize interest income and to minimize the volatility of interest income with emphasis on liquidity. Pursuant to our investment policy and subject to applicable law, buyer funds may be invested in U.S. Treasury securities, U.S. Government Agency securities, or other cash equivalents, including certificates of deposit and time deposits. As of September 30, 2023, all buyer funds have been invested in interest-bearing demand deposit accounts.

We are exposed to interest-rate risk relating to our investment portfolio, which consists principally of interest-bearing demand deposit accounts as well as investments made in accordance with our cash investment policy. We recognize interest earned from buyer funds assets as revenue. We generally do not pay interest to buyers. Factors that influence the rate of interest we earn include the short-term market interest rate environment and the weighting of balances by security type. The annualized interest rate earned on our investment of operating cash and funds held for buyers increased to 4.11% during the first nine months of fiscal year 2023 from 1.32% during fiscal year 2022. Based on current investment practices, an increase in the Federal Funds interest rate of 100 basis points would have changed our interest income in the first nine months of fiscal year 2023 from our investment of operating cash by approximately $2.1 million and our interest on buyer funds assets by approximately $8.1 million based upon the average balances for the first nine months of fiscal year 2023 of $449.5 million in operating cash investments and $912.8 million in buyer funds investments, respectively. In addition to interest rate risks, we also have exposure to risks associated with changes in laws and regulations that may affect buyer fund balances. For example, a change in regulations that restricts the permissible investment alternatives for buyer funds may reduce our interest earned revenue.

We are also exposed to interest-rate risk relating to existing variable rate bank borrowings. As of September 30, 2023 and December 31, 2022, we had outstanding borrowings on variable rate debt of $63.8 million and $65.0 million, respectively. A 100 basis points increase in the variable rate would have resulted in incremental interest expense of $0.5 million during the nine months ended September 30, 2023.

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

We are also exposed to concentration risk associated with buyer funds that we hold in Company-owned accounts, which are subject to applicable state money transmitter laws, and in trust accounts. As of September 30, 2023, all buyer funds have been invested in interest-bearing demand deposit accounts. The majority of these demand accounts are maintained at one institution which is a full-service, FDIC-insured national bank supervised by the Office of the Comptroller of the Currency and is a subsidiary of a bank holding company subject to regulation, supervision, and examination by the Federal Reserve. As indicated above, while we do not currently maintain private insurance to mitigate this risk, we seek to mitigate this risk by monitoring financial institutions that we conduct business with and endeavoring to maintain our cash balances at large well-capitalized financial institutions.

ITEM 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Disclosure controls and procedures are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, and as a result of the material weakness described below, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2023, our disclosure controls and procedures were not effective at the reasonable assurance level.

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

(b) Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter ended September 30, 2023, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

We are supplementing Item 1A. Risk Factors found in our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the Securities and Exchange Commission on March 1, 2023 (the “Annual Report”), in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023, as filed with the Securities and Exchange Commission on May 10, 2023 (the "First Quarter Report"), and in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2023, as filed with the Securities and Exchange Commission on August 7, 2023 (the "Second Quarter Report"). The following risk factors should be read in conjunction with the risk factors set forth in that Annual Report, First Quarter Report, and Second Quarter Report.

The cybersecurity incident that we detected in early April 2023, or other cyber incidents that we may encounter in the future, may have a material adverse impact on our business and results of operations.

In early April 2023, we detected a cybersecurity incident as part of our routine security monitoring protocols. In response to the incident, we undertook an investigation with the support of leading cybersecurity experts, reached out to law enforcement, accelerated planned security enhancements, and have taken and will continue to take actions to implement additional safeguards.

The investigation has determined that the incident primarily affected systems that were used for back-office activities. Data was exfiltrated from these systems and posted on the dark web. The data consisted of confidential information from our files, including personally identifiable information, primarily of our employees, former employees, and their dependents, and the bank account information of some customers. We have cooperated with inquiries about the incident from three state consumer and financial regulators, provided notices to impacted customers and individuals and complied with regulatory requirements of various states that address notice and credit monitoring. We expect to fully complete our investigation and to deliver all required notices during the fourth quarter of 2023.

As of the end of the third fiscal quarter of 2023, we have incurred $5.5 million in response costs related to the incident, including professional services and legal fees and recorded insurance recoveries of $1.2 million. We expect that we will continue to experience expenses and increased costs associated with this cybersecurity incident during the fourth fiscal quarter of 2023. No liability for loss has been recorded related to the incident as of September 30, 2023.

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

Issuer Repurchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On September 21, 2023, the Board of Directors adopted the Policy for Recovery of Erroneously Awarded Compensation which complies with recent amendments to the Nasdaq continued listing standards requiring the recoupment of certain executive compensation in the event of an accounting restatement resulting from material noncompliance with financial reporting requirements.

(c) Trading Plans of Directors and Executive Officers

			Trading Agreement
	Action	Date	Rule 10b5-1*	Non-Rule 10b5-1**	Total Shares to be Sold	Expiration Date
Todd Cunningham, Chief People Officer, Senior Vice President	Terminate	September 15, 2023	X		13,500	N/A
Todd Cunningham, Chief People Officer, Senior Vice President	Adopt	September 15, 2023	X		51,029	June 28, 2024
Ryan Stahl, General Counsel and Secretary, Senior Vice President	Terminate	September 15, 2023	X		13,067	N/A
Ryan Stahl, General Counsel and Secretary, Senior Vice President	Adopt	September 15, 2023	X		60,331	January 31, 2024
* Intended to satisfy the affirmative defense of Rule 10b5-1(c)
** Not intended to satisfy the affirmative defense of Rule 10b5-1(c)

Item 6. Exhibits.

Incorporated by Reference (Unless Otherwise Indicated)
Exhibit Number	Description	Form	File	Exhibit	Filing Date

2.1	Agreement and Plan of Merger, dated as of March 4, 2021, by and among AvidXchange Holdings, Inc., AvidXchange Holdings Merger Sub, Inc., and AvidXchange, Inc.	S-1	333-259632	2.1	September 17, 2021
3.1	Restated Certificate of Incorporation of AvidXchange Holdings, Inc.	8-K	001-40898	3.1	October 15, 2021
3.2	Second Amended and Restated Bylaws of AvidXchange Holdings, Inc.	8-K	001-40898	3.1	September 15, 2022
4.1	Form of Common Stock Certificate	S-1/A	333-259632	4.1	October 1, 2021
4.2	Eighth Amended and Restated Investor Rights Agreement, dated July 9, 2021, by and among AvidXchange Holdings, Inc. and certain holders identified therein	S-1	333-259632	10.1	September 17, 2021
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	__	__	__	Filed herewith
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	__	__	__	Filed herewith
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	__	__	__	Furnished herewith
99.1	AvidXchange Holdings, Inc. Policy for Recovery of Erroneously Awarded Compensation	__	__	__	Filed herewith
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.	__	__	__	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	__	__	__	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	__	__	__	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	__	__	__	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	__	__	__	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	__	__	__	Filed herewith
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	__	__	__	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AvidXchange Holdings, Inc.

Date: November 9, 2023	By:	/s/ Joel Wilhite
Joel Wilhite
Chief Financial Officer (Authorized Signatory and Principal Financial and Accounting Officer)