Form 10-K
period 2023-12-31
AvidXchange Holdings, Inc.
filed 2024-02-29
CIK 1858257

van

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant on June 30, 2023 (based on the closing sale price of $10.38 on that date), was approximately $1,649,451,048. Common stock held by each officer and director and by each person known to the registrant who owned 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 26, 2024, the registrant had 204,324,279 shares of common stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Part III is omitted from this Annual Report on Form 10-K and incorporated by reference to our definitive proxy statement for our 2024 annual meeting of stockholders (“2024 Proxy Statement”), to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, or the Exchange Act. If our 2024 Proxy Statement is not filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, the omitted information will be included in an amendment to this Annual Report on Form 10-K filed not later than the end of such 120-day period.

Auditor Firm Id:	238	Auditor Name:	PricewaterhouseCoopers LLP	Auditor Location:	Charlotte, North Carolina, United States

AvidXchange Holdings, Inc.

Form 10-K

For the Year Ended December 31, 2023

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
•
our ability to successfully enter new markets;
•
trends associated with our industry and potential market including the adoption and acceptance of electronic payment types;
•
our expectations regarding macroeconomic events including a higher than normal level of inflation in the U.S. economy, recent interest rate increases coupled with uncertainty regarding future rate actions by the Federal Reserve, fears of a possible recession, general economic uncertainty, shifting economic sentiments, and indecision evidenced, in part, by negative consumer sentiment during a period of improving economic data, legislative and political tensions in the U.S. regarding government funding and immigration, and geopolitical tensions including those resulting from the conflicts in Ukraine and the Middle East;
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
•
our ability to remediate any existing material weaknesses in internal control over financial reporting and maintain effective internal controls over financial reporting and disclosure controls and procedures;
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
•
our ability to identify and respond to cybersecurity threats and incidents;
•
our ability to develop, deploy, and use artificial intelligence in our products and services; and
•
our ability to maintain, protect and enhance our intellectual property and not infringe upon others’ intellectual property.

i

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

ii

PART I.

ITEM 1. Business.

General Developments

2023 Year in Review

While fiscal year 2023 exhibited macroeconomic volatility, we believe our value proposition of accounts payable automation and payments solutions built upon our two-sided network of buyers and suppliers continued to resonate with middle market companies. We introduced new partnerships and new products in 2023 in support of revenue growth while at the same time taking actions to control our operating costs.

Our formal entry in the hospitality vertical brought our total number of verticals we address to nine, including real estate, community association management, construction, financial services (including banks and credit unions), healthcare facilities, social services, education, and media. We were encouraged by both the engagement trends with customers and prospects and the revenue growth that we experienced in 2023 given the volatile macroeconomic backdrop. Nonetheless, the fundamental cyclicality of our media vertical during a slow election year was evident in 2023 while the commercial office subsector of our real estate vertical also exhibited weakness.

On the integration front, new relationships were formed with M3 Accounting Solutions, Inc. in the hospitality vertical, and AppFolio, in the real estate vertical, while existing relationships were expanded with Vantaca in the community association management vertical. With respect to new product offerings, we launched Lien Waiver Management for the construction vertical and enhanced our three-way purchase order matching. We also launched Payment Accelerator at the end of the year (our invoice financing offering formerly referred to as Invoice Accelerator 2.0) and announced our intention to launch a spend management offering that is in active development. These new partnerships and new products were a topic of discussion during our annual 2023 Customer Advisory Board (“CAB”) meeting—an in-person meeting held at our Charlotte headquarters with over 25 diverse buyer customers attending across our various industry verticals—and underscored our alignment with our customers related to our recently introduced products as well as our product pipeline.

Actions taken to control our operating costs included leveraging off-shore resources when appropriate, restructuring select areas of our U.S. workforce, pursuing cost management strategies across our operations, and utilizing artificial intelligence and machine learning across several operational segments of our business. Improving trends during 2023 with respect to our operating expenses resulted in a year-over-year decrease in operating expenses as a percentage of revenue. This decrease, we believe, highlights the operating expense leverage built into our business model.

We continued to engage with our investor community throughout 2023 and held our first ever Investor Day event as a publicly traded company on May 31 and June 1, 2023 at our Charlotte, North Carolina headquarters.

Impact of Macroeconomic Events

Throughout 2023, we saw the impact of several macroeconomic events on our business and on our buyers and suppliers. These events included, but were not limited to, a higher than normal level of inflation in the U.S. economy, recent interest rate increases coupled with uncertainty regarding future rate actions by the Federal Reserve, fears of a possible recession, volatility in the U.S. banking market as a result of several highly publicized distressed or closed banks, general economic uncertainty, shifting economic sentiments, and indecision evidenced, in part, by negative consumer sentiment during a period of improving economic data, legislative and political tensions in the U.S. regarding government funding and immigration, and geopolitical tensions including those resulting from the conflicts in Ukraine and the Middle East. We believe that these macroeconomic events caused certain of our customers to moderate their expenditures and purchasing decisions, impacting the transactions processed across our network, and made our sales cycle for new customers more volatile and unpredictable and longer in certain instances. While we continue to be encouraged by leading indicators in our sales process, such indicators have not always directly correlated, nor may they in subsequent periods directly correlate, to future revenue growth, and the ongoing uncertainty created by the macroeconomic environment could continue to have a negative impact on purchasing decisions by certain buyers, delaying new sales and extending sales cycles. The impact of these macroeconomic conditions on the acceptance rate of electronic forms of payment on our network that result in interchange revenue also remains uncertain.

In particular, the long-term impacts of inflation and an uncertain interest rate environment on the economy and our business remain unclear. On the one hand, our revenue could be, and we believe has been, positively impacted by inflation as the value of our customer's payments rise, increasing our payment volume and the base on which we earn interchange revenue. Also, inflationary pressure could be a catalyst for sales acceleration associated with increased interest by potential customers in automating back-office processing. Additionally, as the Federal Reserve has raised interest rates in an effort to reduce inflation, the interest we earn on funds held for buyers has substantially increased, which we recognize as payment revenue and which has high margins for our business. The Federal Reserve is expected by many to reduce interest rates in near to mid-term future periods, which would in turn have a negative impact on our payment revenue although the extent to which rates will be reduced, if at all, and the specific timing of the rates cuts remains highly uncertain. Conversely, the impact of inflationary pressures and a rising interest rate environment on the macro economy could slow, and we believe has slowed, the spending of our customers and depressed payment volume as well as impact access to liquidity for our buyers and suppliers and strategic partners. In particular, we have seen softness in opportunities within the commercial office sub-sector of our real estate vertical which we attribute, in part, to the rising interest rate environment in 2023. Inflation could also negatively impact our operating costs by increasing costs incurred by us to operate our business due to higher costs from our vendors and increased personnel costs, some of which we may not be able to recoup from our customers. The impact of inflation and a changing interest rate environment on our business and on our buyers and suppliers in future periods remains highly uncertain, as does the Federal Reserve’s response to these conditions. We may not see these impacts of inflation and increased interest rates in future periods, which could lead to difficulty in comparing our current consolidated financial results to our results in future reporting periods.

Description of Business

Overview

We are a leading provider of accounts payable ("AP") automation software and payment solutions for middle market businesses and their suppliers. Our Software-as-a-Service ("SaaS") based, end-to-end software and payment platform digitizes and automates the AP workflows for more than 8,000 businesses(1) (our buyers) and we have made payments to more than 1,200,000 supplier customers of our buyers (suppliers) over the past five years. While acquiring new and retaining existing relationships with buyers and suppliers are important to our business, the growth of our business is ultimately dependent upon the number of transactions we process, as well as our total payment volume. We developed our technology platform through years of working to solve our buyers’ unique middle market workflow challenges. We define middle market businesses primarily as companies with between $5 million and $1 billion in annual revenue. Many middle market businesses are challenged by their high invoice throughput and complex AP workflows, while they also operate at a small enough scale such that complicated enterprise solutions are cost prohibitive and difficult to implement. Leveraging our domain expertise, we purpose-built a two-sided network that connects buyers and suppliers, drives digital transformation, increases efficiency and accuracy in AP workflows, accelerates payments, enables insight into critical analytics, and lowers operating costs for our buyers.

By integrating with our buyers’ middle market-oriented accounting and information systems, our platform automates the end-to-end AP workflows for our buyers and enhances the payment experience for our suppliers through the following products and features:

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
•
The AvidXchange Supplier Hub. We provide our supplier network insights into their cash flow, tools that offer visibility of their in-network invoices and payments, and for certain suppliers an early payment feature (Payment Accelerator). These additional features, and others in our product pipeline, allow us to both monetize and increase engagement on our two-sided payments network.

We do not have significant customer concentration in our business, with no single customer contributing more than 5% of 2023 revenue and with our top 10 customers contributing less than 10% of revenue in 2023. Our customers operate across a variety of verticals in which we have domain expertise, including real estate, community association management, construction, financial services (including banks and credit unions), healthcare facilities, social services, education, media, and hospitality. Certain segments of our customers, particularly the customers we acquired through the FastPay acquisition that focus on political advertising within our media vertical, are subject to seasonal and cyclical trends. As described in more detail in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” we generate revenue from each transaction processed on a per transaction basis and earn interchange revenue from a portion of the total payment volume.

(1) Buyer customer number reflects the de-commissioning and exit of our legacy Create-a-Check (CAC) on-premise check printing software product as of the end of 2023. The associated base of CAC customers was approximately 1,400.

Our Market Opportunity

The business-to-business ("B2B") payments market is evolving and represents an opportunity for digital transformation.

We believe that manual invoice payments processes, with their cost inefficiencies, lack of scalability, inability to accommodate remote work, and susceptibility to fraud present an opportunity for our business.

In addition to providing B2B payments, we believe we can team with our suppliers’ finance organizations to better manage expenses and cash flow. We believe that there is an unmet need in supplier invoice finance. Our solutions help suppliers manage supplier payment preferences, forecast future cash flows, and, for certain of our suppliers, accelerate invoices for early payment.

Go-To-Market

We sell our solutions through a hybrid go-to-market strategy that includes direct and indirect channels. Our direct sales force leverages their domain expertise in select verticals and over 270 referral relationships with integrated software providers, financial institutions and other partners to identify and attract buyers that would benefit from our AP software solutions and the AvidPay Network. Our indirect channel includes reseller partners and other strategic partnerships with banks and financial institutions such as our partnerships with Mastercard, through MasterCard’s B2B Hub, which includes Fifth Third Bank and Bank of America, other financial institutions, such as KeyBank, third-party software providers, and technology business partners such as MRI Software, RealPage and Sage Software. Our referral and indirect channel partnerships provide us greater reach across the market to access a variety of buyers.

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
•
Comprehensive, end-to-end AP Automation and payments platform. Our solution provides a single-vendor approach to eliminate paper, streamline workflows and deliver timely and accurate reconciliations and payments. We have spent years building a software and payments platform coupled with hundreds of integrations to vertical-specific middle market accounting and information systems.
•
Scaled, two-sided network of buyers and suppliers powers a flywheel effect. We provide the infrastructure layer connecting our buyers with their suppliers. As buyers approve and pay more invoices through our platform, we connect them to their suppliers and add more suppliers to our network, which drives an expansion of the flywheel effect that fuels our growth. As a result of this ongoing flywheel, we have built a high level of supplier density that allows us to monetize payments after a buyer joins our platform.

•
Diverse and deep integration layer. We offer more than 240 integrations with different accounting systems that allow our clients to curate a technology stack tailored to the nuances of their size, scale and vertical. Our “built inside” integrations, many of which are flexible API based integrations, facilitate exchanges of data, driving enhanced user experiences and utility and providing a feature set and level of customization historically reserved only for enterprises.
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
•
Continue to innovate and enhance new products. We will continue leveraging the data and business insights we have accumulated across buyer and supplier transactions to add new innovations and capabilities. Our goal is to create more end-to-end solutions that integrate purchasing and payments workflows. In addition to enhancing products for our buyer customers, we also intend to continue to use our access to data to build out more offerings for suppliers, including financing solutions.
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

Human Capital, Culture, Social Responsibility and Community Initiatives

As of December 31, 2023, we had over 1,600 full-time, U.S. based employee-teammates. We also engage temporary employees and consultants as needed to support our operations. None of our employee-teammates are represented by a labor union or covered by a collective bargaining agreement. We have not experienced any work stoppages and we consider our relations with our employee-teammates to be good.

We promote a performance culture throughout the Company, with our teams, and with each individual employee-teammate. The contributions of our human capital organization to this performance culture include a focus on attracting, engaging, retaining, and developing our employee-teammates. In assessing our efforts, we monitor several human capital indicators which are measured regularly and shared monthly among the management team: Monthly Teammate Engagement Score, Regretted Attrition, Quality of Hire, and Internal Moves. We believe that these metrics provide objective assessments on our efforts to attract, engage, retain and develop human capital by tracking the quality and outcomes of our recruiting efforts, the level of employee-teammate satisfaction, and the impacts of our culture initiatives.

Our Monthly Teammate Engagement Score is based on a monthly 5-question pulse survey. With 100 out of 100 being a perfect score, our average Monthly Teammate Engagement Score was 81 out of 100 for the 2023 calendar year with the highest score of the year being 85 during the month of April 2023. External benchmarking considers a Teammate Engagement Score of between 83 and 100 to reflect strongly engaged teammates and a score of between 62 and 82 to reflect moderate engagement. We believe that strongly engaged employee-teammates are more closely connected to the business, are brand advocates, strive to achieve goals, and have higher retention.

Regretted Attrition represents the annualized number of attritted, regretted employee-teammates over all employee-teammates. Regretted Attrition was 1.6%. We believe that our Regretted Attrition is below external benchmarks and that this score reflects our focus on keeping top talent and the strength of our culture initiatives.

Our Quality of Hire metric measures the percentage of employee-teammates who left the company prior to their first year of employment. We ended 2023 with a score of 5.88%. We believe that our score is below external benchmarks and reflects that our selection methodologies are aligned between candidate assessment and the role that is being filled.

Internal Moves measures the percentage of employee-teammates who moved into new roles within the Company. In 2023, Internal Moves were undertaken by 24% of our employee-teammate population. We believe that a metric greater than 20% reflects our commitment to developing the potential and skills of employee-teammates to assume new and often greater roles and responsibilities.

In 2023, we recognized the contributions of our employee-teammates and they, in turn, recognized our efforts to foster their success:

•
We celebrate tenure through our V-Crew and X-Crew recognition programs. The V-Crew is defined as employee-teammates who have been with AvidXchange for 5+ years. As of 2023, nearly 33% of AvidXchange employee-teammates belong to the V-Crew, and on an annual basis, V-Crew teammates receive a customized V-Crew Award, and Michael Praeger, our Chief Executive Officer and Founder, invites V-Crew teammates to celebrate this milestone with a dinner in their honor. We have expanded our recognition of employee-teammates who have been with AvidXchange for 10+ years with X-Crew designation.
•
AvidXcellence is our AvidXchange Annual Company-Wide Recognition Program. This program recognizes and rewards the highest performing employee-teammates across the Company. Our highest performing employee-teammates are those who consistently demonstrate exceptional results and are exemplary of our AvidDNA (our culture).
•
With 79% of our employee-teammates saying “AvidXchange is a Great Place to Work,” we earned a Top Certification by Great Place to Work® for the period June 2023 through June 2024. Great Place to Work® is a global authority on workplace culture, employee experience, and the leadership behaviors proven to deliver market-leading revenue, employee retention and increased innovation. The award is based entirely on what current employee-teammates say about their experience working at AvidXchange via a generated survey. AvidXchange overall received high marks from employees on camaraderie and respect, and 94 percent of respondents said employee-teammates are treated fairly regardless of their sexual orientation.

While we are a technology company by trade, at our core, we are a people company, and that means not only taking care of each other, but those in the communities in which we work and live.

•
We understand that engaging with our communities and striving to improve the quality of life for our employee-teammates and neighbors is an opportunity and a responsibility. We enable our employee-teammates who are passionate about giving back to the community, in whatever way is most meaningful to them, with paid volunteer time off. In 2023, our employee-teammates committed 5,325 hours to such volunteer efforts.
•
We are committed to sharing our resources and time in support of philanthropic efforts. In demonstration of this commitment, on June 24, 2021, our board of directors approved the reservation of 1,657,296 shares of our common stock (representing approximately 1% of our issued and outstanding common stock and common stock equivalents as of June 24, 2021) for future issuance to fund our philanthropic endeavors over a ten-year period, including the potential issuance to a philanthropic partner in connection with the establishment of a donor-advised fund. On October 1, 2021, we executed an agreement with a philanthropic partner to whom we intend to provide annual ongoing grants of 10% of the pledged shares for a period of nine subsequent years, subject in each case to the approval of our board of directors. The latest tranche of our pledge was authorized by our board of directors in the fourth quarter of 2023.
•
We believe in diversity, inclusion and belonging (“DI&B”), and we expect that every employee-teammate continues to grow in their engagement journey with DI&B. We create and facilitate experiences for every employee-teammate through initiatives and programming currently focused on 6 meet-up groups that foster regular and meaningful exchanges: AAPI - Asian-American and Pacific Islander, AvidPride, BLAC - Black Leadership Alliance Council, DCI – Disability and Chronic Illness, The LatinXers and Women.

Our compensation plans and philosophy will be included in our 2024 Proxy Statement, and we intend to provide further disclosures regarding our sustainability efforts prior to our 2024 Annual Meeting of Stockholders.

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

Our current competitors range from fintech companies, such as BILL and Tiplati, and financial institutions to smaller, niche providers of software and services, as well as point solutions provided by enterprise resource planning ("ERP") vendors. We compete with companies that offer comprehensive solutions focused on the entire AP and payment processes and companies that focus only on select portions of these processes such as invoice and bill presentment, document and workflow management, AP and payment processing or accounts receivable. Solutions are also often specifically tailored to industry vertical or customer size making it difficult to expand into new verticals or attract larger or smaller customer types.

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

Our invoice payment accelerator product, Payment Accelerator, provides certain suppliers with the opportunity to better manage cash flows and receive payments even faster by allowing suppliers to receive advance payment on qualifying invoices. Certain of these services may be regulated as lending activities under certain laws and regulations of various states and we intend to maintain all applicable licenses to comply with applicable statutory and regulatory obligations as we expand our Payment Accelerator product to supplier customers throughout the United States.

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

This aspect of our business, including the collection, use, disclosure, and protection of the information we acquire in connection with our customers’ use of our services, may be subject to certain laws and regulations in the United States. In particular, data privacy and security with respect to the collection, processing, and retention of personal data or Personally Identifiable Information ("PII") continues to be the focus of domestic and worldwide legislation and regulation. In recent years, there have been a number of well-publicized data breaches involving the unauthorized use and disclosure of individuals’ PII. We also suffered a cyber event that led to the unauthorized disclosure of certain of our confidential information, including PII, on the dark web, in 2023. Many U.S. states have responded to these incidents by enacting laws requiring holders of PII to maintain safeguards and to take certain actions in response to a data breach, such as providing prompt notification of the breach to affected individuals and state officials or amending existing laws to expand compliance obligations. Federal laws are also under consideration that may create additional compliance obligations and penalties. Accordingly, we publish our privacy policies and terms of service, which describe our practices concerning the use, transmission, and disclosure of information.

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

Research and Development

Our research and development efforts focus on the development of new products and business intelligence tools, enhancements to existing products and applications, and large-scale infrastructure projects that improve the underlying architecture of our technology. We make investments in our technology to maintain and enhance our position as a leading provider of AP automation software and payment solutions for middle market businesses and their suppliers. We leverage emerging technologies, such as artificial intelligence, and invest in the development of features that meet and anticipate the needs of both buyers and suppliers.

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

As of December 31, 2023, we had several trademark applications and registrations for certain of our logos. We will pursue additional trademark registrations to the extent we believe it would be beneficial and cost effective. We also own several domain names, including www.avidxchange.com.

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
•
Uncertainty in the development, deployment, and use of artificial intelligence in our products and services may result in harm to our business and reputation.
•
We use open-source software, which could subject us to litigation or other actions.
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

Risks Related to Our Business and Industry

Risks Related to Growth

We have a history of operating losses and we may not achieve or sustain profitability in the future.

We were incorporated in 2000 and have experienced net losses and negative cash flows from operations since inception. We generated net losses of $47.3 million, $101.3 million and $199.6 million during the years ended December 31, 2023, 2022 and 2021, respectively. We had an accumulated deficit of $1,022.2 million and $974.8 million as of December 31, 2023 and December 31, 2022, respectively. Our losses reflect the substantial investments we have made in our people, products and services, and technology, and to acquire new buyers and suppliers. While we have experienced significant revenue and transaction volume growth in recent years, we are not certain whether or when we will be able to achieve or maintain profitability in the future.

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

Our ability to increase revenue also depends in part on our ability to retain existing buyers and suppliers, to sell more functionality and to increase product penetration in existing and new buyers and suppliers. Our buyers have no obligation to renew their subscriptions for our solutions after the expiration of their initial subscription period. In addition, some of our buyers can terminate their existing agreements with us prior to the expiration of the current contract terms or may have no minimum commitments in their agreements. Our ability to increase sales to existing buyers depends on several factors, including their experience with implementing and using our platform, their ability to integrate our platform with other technologies, and our pricing model. Suppliers in our network select their preferred method of payment, which may include VCC, ACH, or check, based on their internal business rules, preferences, or perceived value, which may change at any time. Our ability to increase sales to suppliers already in our AvidPay Network depends on several factors, including their experience enrolling in and using our platform, development of new supplier product offerings, and our pricing model.

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
•
manage the impact of current macroeconomic events on our business and on our buyers and suppliers, including but not limited to, a higher than normal level of inflation in the U.S. economy, recent interest rate increases coupled with uncertainty regarding future rate actions by the Federal Reserve, fears of a possible recession, general economic uncertainty, shifting economic sentiments, and indecision evidenced, in part, by negative consumer sentiment during a period of improving economic data, legislative and political tensions in the U.S. regarding government funding and immigration, and geopolitical tensions including those resulting from the conflicts in Ukraine and the Middle East;
•
execute a successful mergers and acquisition strategy;

•
enter into new strategic partnerships to continue our business;
•
convince the stakeholders of potential buyers to outsource functions that they have traditionally handled internally; and
•
price our products and services effectively.

Further, the revenue that we derive from our invoice and payment transaction volume is dependent on several factors that we do not control. These factors include the number of invoices and payments our buyers submit through our system, card brand interchange rates and tiers, payment amounts and types, the payment method selected by suppliers in our network, and competitive pricing pressure on products and incentives. In the past, macroeconomic conditions have affected our buyers and suppliers and the rate of technology spending generally and could adversely affect our buyers and suppliers’ ability or willingness to use our services and could result in our buyers and suppliers more tightly managing spend and expenses or delaying purchasing which could in turn reduce the number of transactions and value of payments made on our network, any of which could adversely affect our results of operations. The impact of these macroeconomic conditions on the acceptance rate of electronic forms of payment on our network that result in interchange revenue remains uncertain.

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

We earn a substantial portion of our revenue from VCC and ACH payment transactions paid to suppliers in our network and our growth is dependent upon the continued acceptance, security, and adoption of electronic payment types that result in interchange revenue on the amount of the transactions. During the fiscal year ended December 31, 2023, we earned approximately $220.5 million in revenue from VCC and AvidPay Direct, our ACH product offering, paid through our network.

Although we expect businesses to continue to accept and adopt electronic forms of payment, we do not mandate a specific payment type in our network and the adoption rates of electronic payments in AP transactions could erode or grow more slowly than expected. Suppliers in our network select their preferred method of payment, which may include VCC, ACH, or check, based on their internal business rules, preferences, or perceived value, which may change at any time and which may change in different economic environments such as a recession. Additionally, accounts receivable, or AR, service providers market and sell their AR services to suppliers and groups of supplier types in our network. These service providers may not accept electronic payments and may convert existing suppliers in our network that accept electronic payments to check. Suppliers in our network, and those AR service providers, may, with or without advance notice, prohibit or impose restrictions on the methods we use to provide or deliver electronic payments, including by changing or including restrictions in the terms of use or service of online portals through which we make payments, that we may not be aware of or be able to comply with, seek to negotiate reduced pricing, or charge fees in order to accept electronic payments. Certain suppliers, including, larger enterprise suppliers, industries and verticals are also less inclined to accept electronic forms of payment which may limit our ability to successfully expand into new industries or verticals. We have experienced, and may in the future experience, fluctuations in quarterly revenue resulting from suppliers or AR service providers changing their preferred method of payment in our network or leveraging data to reduce their interchange rates. It also remains unclear whether macroeconomic conditions, including a recession in the United States, a higher than normal level of inflation, or other related factors will impact the acceptance and adoption rates of electronic forms of payment. A significant shift in payment preference from electronic forms of payment to check by suppliers in our network in response to these or other factors could have a material impact on our business.

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

Certain segments of our customers, particularly the customers that focus on political advertising within our media vertical, are subject to seasonal and cyclical trends. Revenue from these customers is cyclical as it is connected to U.S. election advertising spend which tends to increase during significant election years, such as mid-term and presidential elections. In 2022, we experienced growth in our media payments business due to spending associated with the 2022 mid-term elections. Due to the intermittent nature of the U.S. election cycle, we saw a significant decrease in these revenues during fiscal year 2023. In connection with the 2024 U.S. presidential election, we will likely experience growth in our media payments business. These factors may make it more difficult for us to control or forecast our future operating results and growth. If the assumptions we use to plan our business are incorrect or change, or if we are unable to maintain consistent revenue or revenue growth, it may be difficult to achieve and maintain profitability and the value of our business could be negatively impacted.

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

Like we have in the past with our acquisitions of Piracle, Strongroom, Ariett, Entryless, BankTEL, Core Associates, and FastPay, we may in the future seek to acquire or invest in businesses, products, or technologies that we believe could complement or expand our platform, enhance our technical capabilities, or otherwise offer growth opportunities. The pursuit of potential acquisitions may divert the attention of management and cause us to incur various expenses in identifying, investigating, and pursuing suitable acquisitions, whether or not such acquisitions are completed. In addition, we may not successfully identify desirable acquisition targets, or if we acquire additional businesses, we may not be able to integrate them effectively following the acquisition or effectively manage the combined business following the acquisition or achieve our desired synergies. Integration may prove to be difficult due to the necessity of integrating personnel with disparate business backgrounds and who are accustomed to different corporate cultures.

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

Our relationships with accounting and ERP solutions partners are integral to our ability to deliver our products and services particularly to our buyer customers. We rely upon their cooperation to develop and maintain integrations between our products and services and their respective solutions. These integrations allow information to be communicated between our products and services and our customers’ accounting systems. These partners may also market and promote our products and services to customers. We also compete with accounting and ERP solution providers, including those with whom we partner, from time to time that have developed or offer third party products and services that are competitive with our products and services.

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

Risks Related to Operations

We transfer large sums of customer funds daily, and are subject to the risk of errors, which could result in financial losses and damage to our reputation and customer trust.

We processed approximately 75 million transactions for our customers in 2023. We have grown rapidly and seek to continue to grow, and although we maintain risk management processes, our business is always subject to the risk of financial losses as a result of operational errors, software defects, service disruption, third party fraud, employee misconduct, security breaches, credit losses, or other similar actions or errors. Furthermore, for 2018 and throughout 2021, we identified a material weakness in our internal control over financial reporting relating to our reconciliation of funds held for customers. While we remediated this material weakness in 2021, we may experience additional material weaknesses in the future.

As a provider of AP and payment solutions, we collect and transfer funds on behalf of our customers. Software errors in our platform and operational errors by our employees and business partners have exposed us to losses. Moreover, our trustworthiness and reputation are fundamental to our business. As a provider of cloud- based software for complex back-office financial operations, the occurrence of any operational errors, software defects, service disruption, third party fraud, employee misconduct, security breaches, credit losses or other similar actions or errors on our platform could result in financial losses to our business and our customers, loss of trust, damage to our reputation, or termination of our agreements with strategic partners, each of which could result in:

•
loss of buyers and suppliers;
•
lost or delayed market acceptance and sales of our products and services;
•
legal claims against us, including warranty and service level agreement claims;
•
regulatory enforcement action;
•
diversion of our resources, including through increased service expenses; and
•
financial concessions, and increased insurance costs.

Although our terms of service generally allocate to our customers the risk of loss resulting from our customers’ errors, omissions, employee fraud, or other fraudulent activity related to their systems, some of our customers may be able to negotiate changes to this position or in some instances we may cover such losses for efficiency or to prevent damage to our reputation, irrespective of fault or our terms of service. Although we maintain insurance to cover losses resulting from our errors and omissions, there can be no assurance that our insurance will cover all losses or our coverage will be sufficient to cover our losses or that we will be able to continue to maintain such insurance. If we suffer significant losses or reputational harm as a result, our business, operating results, and financial condition could be adversely affected.

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

Our agreements with our buyer customers and certain partners typically contain service level commitments. If we are unable to meet the stated service level commitments, we may be contractually obligated to provide these buyer customers with service credits. In addition, we could face contract terminations and, if the disruptions are substantial, impacts to our reputation, revenue, and operating results.

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

Risks Related to Electronic Payments

We are subject to the payment card network rules and our failure to comply with these rules could harm our business.

We use Mastercard branded VCCs exclusively, as contractually required by our agreement with Mastercard, in connection with our VCC payment service and we are subject to payment card network operating rules, including the Payment Card Industry Data Security Standard, or PCI-DSS. The payment card networks set and interpret the card operating rules and could adopt new operating rules or interpret or reinterpret existing rules that we or our processors might find difficult or even impossible to follow, or costly to implement. AvidXchange was not previously PCI-DSS compliant, but first obtained its PCI-DSS certification in May 2021. There can be no assurances that AvidXchange will be able to maintain this certification. Failure to maintain this certification, or any prior or future violations of existing or new rules of the payment card network, or increased fees, could result in the revocation of our ability to make payments using VCCs, or such payments could become prohibitively expensive for us or for our customers. If we are unable to make buyer payments to suppliers using VCCs, our business would be adversely affected as we derive a significant portion of our revenue from interchange. We also may seek to introduce other card-related products in the future, like our contemplated spend management product, which may entail additional operating rules.

Risks Related to Cybersecurity and Data Privacy

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

The investigation determined that the incident primarily affected systems that were used for back-office activities. Data was exfiltrated from these systems and posted on the dark web. The data consisted of confidential information from our files, including personally identifiable information, primarily of our employees, former employees, and their dependents, and the bank account information of some customers. We cooperated with inquiries about the incident from three state consumer and financial regulators, provided notices to impacted customers and individuals and complied with regulatory requirements of various states that address notice and credit monitoring. We delivered all required notices during the fourth quarter of 2023 and consider our investigation to be complete.

During 2023, we incurred $5.4 million in response costs related to the incident, including professional services and legal fees and recorded insurance recoveries of $1.7 million. No liability for loss was recorded related to the incident as of December 31, 2023.

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

While we maintain cybersecurity insurance, our insurance may be insufficient or may not cover all liabilities incurred by such incidents. We also cannot be certain that our insurance coverage will be adequate for data handling or data security liabilities actually incurred, that insurance will continue to be available to us on economically reasonable terms, or at all, or that any insurer will not deny coverage as to any future claim. As a result of our cyber incident in 2023, our cyber insurance premiums increased significantly following renewal and the number of insurers that submitted proposals to us for consideration during our renewal process was very limited. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on our business, including our financial condition, operating results, and reputation.

Risks Related to Talent Acquisition and Retention

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

Risks Related to Intellectual Property

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

Our agreements with partners and certain customers may include indemnification provisions under which we agree to indemnify them for losses suffered or incurred as a result of claims of intellectual property infringement, data protection, damages caused by us to property or persons, or other liabilities relating to or arising from our platform or other contractual obligations. Some of these indemnity agreements provide for uncapped liability and some indemnity provisions survive termination or expiration of the applicable agreement. Large indemnity payments could harm our business, operating results, and financial condition. Although we normally limit our liability with respect to such obligations in our contracts with direct customers and with customers acquired through our partners, we may still incur substantial liability, and we may be required to cease use of certain functions of our platform or products, as a result of IP-related claims. Any dispute with a customer with respect to these obligations could have adverse effects on our relationship with that customer and other existing or new customers, and harm our business and operating results. In addition, although we carry insurance, our insurance may not be adequate to indemnify us for all liability that may be imposed, or otherwise protect us from liabilities or damages with respect to claims alleging compromises of customer data, and any such coverage may not continue to be available to us on acceptable terms or at all.

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

Uncertainty in the development, deployment, and use of artificial intelligence in our products and services may result in harm to our business and reputation.

We continue to build systems and tools that incorporate AI-based technologies, including for example, prepopulating customer inputs based on historical data and modeling creditworthiness. As it evolves, AI presents risks and challenges that could adversely impact our business. The development, adoption, and use for generative AI technologies are still in their early stages. AI algorithms that we use may be flawed or may be based on datasets that are biased or insufficient. In addition, any latency, disruption, or failure in our AI systems or infrastructure could result in delays or errors in our offerings. Developing, testing, and deploying resource-intensive AI systems may require additional investment and increase our costs. There also may be real or perceived social harm, unfairness, or other outcomes that undermine public confidence in the use and deployment of AI. In addition, third parties may deploy AI technologies in a manner that reduces customer demand for our products and services. Any of the foregoing may result in decreased demand for our products and services or harm to our business, results of operations or reputation. The legal and regulatory landscape surrounding AI technologies is rapidly evolving and uncertain including in the areas of intellectual property, cybersecurity, and privacy and data protection. Compliance with new or changing laws, regulations or industry standards relating to AI may impose significant operational costs and may limit our ability to develop, deploy or use AI technologies. Failure to appropriately respond to this evolving landscape may result in legal liability, regulatory action, or brand and reputational harm.

We use open-source software, which could subject us to litigation or other actions.

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

Risk Related to Financial Controls, Customer Funds, and Risk Management

We identified a material weakness in our internal control over financial reporting as of December 31, 2023, and if we are not able to remediate this material weakness, identify additional material weaknesses in the future or otherwise fail to design, implement, and maintain effective internal control over financial reporting, we may be unable to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

We identified certain control deficiencies in our internal control over financial reporting that constituted a material weakness in previous periods and as of December 31, 2023. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. Our evaluation was based on the criteria described in Internal Control — Integrated Framework (2013) by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). This material weakness is as follows:

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

We arrange for funds of our customers, including funds that will be remitted to suppliers, to be held in cash or cash equivalents, and these funds may be invested in highly liquid, investment-grade marketable securities from time to time, interest-bearing demand deposit accounts, and certificates of deposit. Nevertheless, our customer fund assets are subject to general market, interest rate, credit, and liquidity risks. These risks may be exacerbated, individually or in aggregate, during periods of heavy financial market volatility.

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

In the event of a financial crisis, such as those experienced in 2008 and during the COVID-19 pandemic, political tensions resulting in economic instability, such as due to military activity or civil hostilities in areas like the Ukraine and the Middle East, and the related responses, including sanctions or other restrictive actions by the United States and/or other countries, or other similar events, employment levels and interest rates may become volatile with a corresponding impact on our business. As a result, we could experience a constriction in the availability of liquidity, which may impact our ability to fulfill our obligations to enable the movement of customer funds to the intended recipients. Additionally, we rely upon certain banking partners and other third parties to originate ACH payments, process checks, execute wire transfers, and issue VCCs, and these banking partners and other third parties could be similarly affected by a liquidity shortage or sanctions or other restrictive actions by governmental agencies, which may further exacerbate our ability to operate our business. Any material loss of or inability to access customer funds could have an adverse impact on our cash position and results of operations, could require us to obtain additional sources of liquidity, and could have a material adverse effect on our business, financial condition, and results of operations.

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

Our buyer funds are invested with safety of principal, liquidity, and diversification as the primary objectives. Pursuant to our investment policy and subject to applicable law, buyer funds may be invested in U.S. Treasury securities, U.S. Government Agency securities, certificates of deposit, or other cash equivalents. As of December 31, 2023, all buyer funds were invested in interest-bearing demand deposit accounts. While we are in the process of diversifying our banking relationships, the majority of these demand accounts have been maintained at one institution which is a full-service, FDIC-insured national bank supervised by the Office of the Comptroller of the Currency (OCC) and is a subsidiary of a bank holding company subject to regulation, supervision, and examination by the Federal Reserve.

Beginning in the first quarter of 2023, the U.S. banking market experienced increased volatility as a result of several highly publicized distressed or closed banks, the most significant of these being Silicon Valley Bank and First Republic Bank. As we regularly maintain cash deposits, including buyer funds, that exceed the applicable FDIC insurance limits, this volatility exposes us to increased risk. While we do not currently maintain private insurance to mitigate this risk, and such insurance may not be available on commercially reasonable terms or at all, we seek to mitigate this risk by monitoring financial institutions that we conduct business with and endeavor to maintain cash balances at large well-capitalized financial institutions. Although we have not realized any losses as a result of this increased market volatility, we continue to closely monitor this situation and the potential risks posed to our operating cash and buyer funds. Nonetheless, we may be exposed to the risk of those financial institutions' potential insolvency or failure and there can be no assurance that our deposits in excess of the FDIC or other comparable insurance limits will be backstopped by the U.S. government, or that any bank or financial institution with which we do business will be able to obtain needed liquidity from other banks, government institutions or by acquisition in the event of a failure or liquidity crisis. In the event of the failure of one or more financial institutions with whom we do business, we could incur significant liquidity risks or losses that could negatively impact our result of operations and financial position.

Our risk management efforts may not be effective to prevent fraudulent activities by our customers or their counterparties or third parties, which could expose us to material financial losses and liability and otherwise harm our business.

We offer products and services, including software, that digitize and automate back-office financial operations for a large number of buyers and execute payments to their suppliers. We are responsible for verifying the identity of our buyers and their users, and we monitor transactions for fraud. We and our buyers and our suppliers have been in the past, and will continue in the future to be, targeted by parties who seek to commit acts of financial fraud using techniques such as stolen identities and bank accounts, compromised business email accounts, employee or insider fraud, account takeover, false applications, and check fraud. We have suffered losses, and may continue to suffer losses in the future, from acts of financial fraud committed by our buyers and suppliers, their users, and third parties.

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

We may become subject to legal proceedings and claims that arise in the ordinary course of business, such as claims brought in connection with intellectual property disputes, claims brought by our customers in connection with commercial disputes, employment claims made by our current or former employees, or claims for reimbursement following the disclosure or misappropriation of customer funds or data.

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

Natural disasters or other catastrophic events may cause damage or disruption to our operations, international commerce and the global economy, and thus could harm our business. Our headquarters and a large employee presence is located in Charlotte,

North Carolina and we have smaller employee groups and offices in areas in and around Burbank, California, Houston, Texas, Salt Lake City, Utah, Birmingham, Alabama, and Framingham, Massachusetts. In the event of a major earthquake, hurricane or catastrophic event such as fire, power loss, telecommunications failure, vandalism, cyber-attack, war, or terrorist attack, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in our application development, lengthy interruptions in our products, breaches of data security, and loss of critical data, all of which could harm our business, operating results, and financial condition.

In addition, the insurance we maintain may be insufficient to cover, or may not cover, our losses resulting from disasters, cyber-attacks, or other business interruptions, and any incidents may result in loss of, or increased costs of, such insurance.

Risks Related to Credit and Liquidity

Certain of our products and services expose us to credit risk.

Certain of our products and services, including our supplier invoice factoring product, expose us to credit risk. Our factoring product allows suppliers to receive advance payment on qualifying invoices. We may not receive payment on these purchased invoices from buyers and may otherwise unable to recoup owed amounts from customers. While the development, release, and timing of any new products remain at the sole discretion of the Company and may be subject to change, we will be modifying and expanding this supplier product offering during 2024 which would expose us to additional credit risk. The success of any supplier advance payment product depends, in substantial part, on our ability to effectively manage non-payment and default risks. To manage such risks, we may use techniques designed to analyze the businesses’ past purchase and transaction histories, risk models and third-party factoring tools, and other indicators to help predict the risk profile of these buyers and suppliers and make pricing and eligibility decisions accordingly. These techniques may not accurately predict loss rates or provide inputs on risked-adjusted pricing due to inaccurate assumptions, fluctuating market conditions, changes in the macroeconomic environment, or flawed or insufficient transaction history or other data, among other factors. Should credit losses be significant with our supplier advance payment product, our business, financial position, and operating results may be adversely affected.

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

If the current equity and credit markets deteriorate, it may make any future debt or equity financing more difficult, more costly and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price.

Regulatory Risks

Our business, which includes payment services, is subject to extensive government regulation and oversight. Our failure to comply with extensive, complex, overlapping, and frequently changing rules, regulations, and legal interpretations could materially harm our business and noncompliance with such laws can subject us to criminal and civil liability.

Financial Services Regulation

In addition to the regulatory regimes described elsewhere, the local, state, and federal laws, rules, regulations, licensing schemes, and industry standards that govern our payment and lending services include, or may in the future include, those relating to banking, invoicing, cross-border and domestic money transmission, lending, foreign exchange, payment processing and settlement services, and escheatment. These laws, rules, regulations, licensing schemes, and industry standards are enforced by multiple authorities and governing bodies in the United States, including federal regulators, self-regulatory organizations, and numerous state and local authorities.

As a licensed money transmitter and lender in various U.S. states and territories, we are subject to a range of restrictions and ongoing compliance obligations under applicable statutes and regulations administered by the financial services and banking departments of the various U.S. states and territories, including requirements with respect to the investment of customer funds, financial recordkeeping and reporting, reconciliation of customer funds, bonding, minimum capital, maximum interest rates, disclosure, and inspection, audit or examination by regulatory authorities concerning various aspects of our business. In a number of cases, evaluation of our compliance efforts depends on regulatory interpretations that could change over time. In the past, regulators have identified violations or alleged violations of certain statutory and regulatory regimes, and we have been subject to fines, a state consent order and financial penalties by state regulatory authorities due to their interpretation and application of their respective state money transmitter regime to our business model.

In the future, as a result of the financial services regulations applicable to our business, we will continue to be subject to routine examinations by state and federal regulatory authorities; any identified violations or non-compliance during the course of such examinations could subject us to liability, including governmental fines, restrictions on our business, or other similar enforcement actions, and we could be forced to cease conducting certain aspects of our business with residents of certain jurisdictions, be forced to change our business practices in certain jurisdictions, or be required to obtain additional licenses, regulatory approvals, or other similar authorizations. We cannot make any assurances that we will be able to obtain or maintain any such licenses, regulatory approvals, and other similar authorizations, and there could be substantial costs and potential product changes involved in maintaining any such licenses, approvals, or other similar authorizations, which could have a material adverse effect on our business. In addition, there are substantial costs involved in maintaining and renewing those licenses, regulatory approvals, and other similar authorizations that we currently hold, and we could be subject to fines or other enforcement action if we are found to violate the various requirements applicable to us in connection with maintaining the same. These factors could impose substantial additional costs on us, involve considerable delay to the development or provision of our products or services to our customers, require significant and costly operational changes, or prevent us from providing our products or services in any given market.

Governmental authorities may impose new or additional rules on our activities, including regulations that:

•
prohibit, restrict, and/or impose taxes or fees on money transmission and lending transactions in, to or from certain countries or with certain governments, individuals, or entities;
•
impose additional customer identification and customer due diligence requirements;
•
impose additional reporting or recordkeeping requirements, or require enhanced transaction monitoring;

•
impose higher minimum capital or other financial requirements;
•
require enhanced disclosures to customers utilizing our financial services;
•
limit the types of entities capable of providing money transmission services, lending services, or impose additional licensing or registration requirements;
•
limit or restrict the revenue that may be generated from money transmission and lending services, including revenue from interest earned on customer funds, transaction fees, and revenue derived from foreign exchange;
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

Other Regulation

Our success and increased visibility may result in increased regulatory oversight and enforcement and more restrictive rules and regulations that apply to our business. We are subject to a wide variety of local, state and federal laws, rules, regulations, licensing schemes, and industry standards in the United States, which govern numerous areas important to our business. We will likely become subject to additional laws, rules, regulations, licensing schemes, and industry standards in other jurisdictions if we expand our operations internationally in the future. In addition to those laws and regulations described elsewhere, our business is also subject to, without limitation, rules and regulations applicable to: securities, labor and employment, immigration, competition, data usage, cybersecurity, and marketing and communications practices. These are subject to change, including by means of legislative action and/or executive orders and by way of evolving interpretations and applications of existing statutory and regulatory regimes by the applicable regulatory authorities. Thus, it may be difficult to predict how these changes will apply to our business and the way we conduct our operations, particularly as we introduce new products and services and expand into new jurisdictions. We may not be able to respond quickly or effectively to regulatory, legislative, or other developments, which, in turn, may impair our ability to offer our existing or planned features, products, and services and/or increase our cost of doing business.

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

Should we increase our international business, our risks under these laws may increase. Although we currently only maintain operations in the United States, as we increase our international cross-border business and expand operations abroad, we may engage with business partners and third-party intermediaries to market our services and to obtain necessary permits, licenses, and other regulatory approvals. In addition, we or our third-party intermediaries may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities. We can be held liable for the corrupt or other illegal activities of these third-party intermediaries, our employees, representatives, contractors, partners, and agents, even if we do not explicitly authorize such activities; and we cannot assure that all of our employees and agents will comply with applicable anti-corruption and anti-bribery laws and internal policies.

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

Tax Related Risks

Our ability to use our net operating losses, or NOLs, to offset future taxable income may be subject to certain limitations.

As of December 31, 2023, our federal and state NOL carryforwards were $375.0 million and $390.9 million, respectively. The federal NOLs include approximately $120.4 million that may be used to offset up to 100% of future taxable income. Generally, Federal and State NOLs generated in 2017 and prior are subject to expiration if not previously utilized before their 20-year life. Our NOLs started to expire in 2020 but we also have been able to utilize them in recent years. The NOL carryforwards subject to expiration could expire unused and be unavailable to offset future income tax liabilities.

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

Risks Related to Ownership of Our Common Stock

You may be diluted by the future issuance of common stock, preferred stock or securities convertible into common or preferred stock, in connection with our incentive plans, acquisitions, capital raises or otherwise.

We have 204,324,279 shares of common stock outstanding as of February 26, 2024 and our restated certificate of incorporation authorizes us to issue 1.6 billion shares of common stock and 50 million shares of preferred stock. Our board of directors will have the authority to determine the preferences, limitations and relative rights of the shares of preferred stock and to fix the number of shares constituting any series and the designation of such series, without any further vote or action by our stockholders.

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

As of February 26, 2024, we have reserved 32,024,138 shares of common stock for issuance under the Company's 2021 Long-Term Incentive Plan (the “2021 Plan”), which amount is increased by shares subject to outstanding awards under our previous equity incentive plans that expire, are forfeited, or otherwise terminate, are settled in cash or are reacquired or withheld (or not issued) to satisfy a tax withholding obligation or the purchase or exercise price. The number of shares of common stock that will be reserved for issuance under our 2021 Plan will automatically increase on January 1 of each year by the lesser of (i) 5% of the total number of shares of our common stock outstanding on December 31 of the immediately preceding year or (ii) 18,023,020 shares. Any common stock that we issue, including under our current equity incentive plans or other equity incentive plans that we may adopt in the future, would dilute the percentage ownership held by the owners of our common stock. We have filed a registration statement on Form S-8 under the Securities Act, and expect to file additional registration statements on Form S-8 under the Securities Act in the future, to register shares of our common stock or securities convertible into or exchangeable for shares of our common stock issued pursuant to our current equity incentive plans, including our 2021 Plan and our employee stock purchase plan. Any such Form S-8 registration statements will automatically become effective upon filing. Accordingly, shares issued under such plans will be available for sale in the open market.

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
•
general economic conditions including inflation, fears of a possible recession, and increased volatility in the U.S. banking sector;
•
geopolitical tensions including those resulting from the conflicts in Ukraine and the Middle East and the related responses, including sanctions or other restrictive actions, by the United States and/or other countries; and
•
other events or factors, including those resulting from domestic political conditions, election cycles, war or incidents of terrorism, or responses to these events.

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

Although our common stock is listed on the Nasdaq Global Select Market, we cannot assure you of the likelihood that an active trading market for our common stock will be maintained, the liquidity of any trading market, or your ability to sell your shares of our common stock when desired or at the prices that you may obtain for your shares.

Sales of a substantial number of shares of our common stock in the public market, or the perception that they might occur, could cause the price of our common stock to decline.

The price of our common stock could decline if there are substantial sales of our common stock, particularly sales by our directors, executive officers, and significant stockholders. We had a total of 204,324,279 shares of our common stock outstanding as of February 26, 2024.

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

This assessment must include disclosure of any material weaknesses identified by our management in our internal control over financial reporting, as well as a statement that our independent registered public accounting firm has issued an opinion on the effectiveness of our internal control over financial reporting. An independent assessment of the effectiveness of our internal controls could detect problems that our management’s assessment might not. We have an unremediated material weakness in our internal control over financial reporting for the period ending December 21, 2023, and have identified and disclosed material weaknesses in previous periods. Undetected or unremediated material weaknesses in our internal control over financial reporting could lead to financial statement restatements and require us to incur the expense of remediation. We are required to disclose material changes made in our internal control over financial reporting on a quarterly basis. We may need to undertake various actions, such as implementing new internal controls and procedures and hiring additional accounting or internal audit staff.

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

ITEM 1B. Unresolved Staff Comments.

None.

ITEM 1C. Cybersecurity.

We maintain various protections designed to safeguard against cyber attacks, including access controls, firewalls and virus detection software. We have established and test our disaster recovery plan and we protect against business interruption by backing up our major systems. We periodically scan our environment for any vulnerabilities and engage third parties to perform annual penetration testing and assess effectiveness of our information security practices. In addition, we maintain insurance that currently includes cybersecurity coverage.

In the normal course of business, we also collect and store certain sensitive Company information, including proprietary and confidential business information, trade secrets, intellectual property, customer information including bank account information and invoice and payment information, sensitive third-party information and employee information, and certain personal information. To protect this information and our systems, our existing cybersecurity policies require monitoring and detection programs, network security measures, and encryption of critical data. Additionally, we have processes in place that are designed to assess and manage cybersecurity risks associated with our use of third-party service providers.

Governance—Board Oversight and Management’s Role in Assessing and Managing Cybersecurity Risks

Our board of directors and Chief Executive Officer have ultimate accountability for risk and establishing the risk-culture of the Company. This includes oversight of our risk management program, which includes risks from cybersecurity threats. Our board of directors and Chief Executive Officer, including through the risk management committee of our board of directors, provide oversight to ensure the appropriate measures are in place so that management can identify, assess, prioritize, and respond to risk, including cybersecurity risks. We believe our board of directors, the risk management committee of our board of directors, and our Chief Executive Officer collectively have the requisite experience, knowledge, inquisitiveness, and visibility into the design and operation of our information security practices to fulfill this responsibility effectively.

Processes for Assessing, Identifying, and Managing Cybersecurity Risks

At an operating level, our cybersecurity program is led by our Chief Information Officer ("CIO") and our Chief Information Security Officer ("CISO"). Our CIO and CISO have over 45 combined years of information technology and cybersecurity experience with skills sets that span architecture and design, risk assessment, incident and remediation management, department development, companywide training, and the creation and implementation of cybersecurity compliance programs that address administrative, physical, and technical safeguards.

Our cybersecurity program incorporates industry-standard frameworks, policies and practices designed to protect the privacy and security of our sensitive information. Our cybersecurity leadership regularly reports to the board of directors and its audit and risk management committees on information security and cybersecurity matters. For example, the risk management committee in conjunction with management and our enterprise risk management team reviews and discusses on at least a quarterly basis certain cybersecurity metrics that include reporting on phishing incidents and training, vulnerability management, security incident trends, detection and response effectiveness, recovery measures and incident resiliency.

We have implemented policies, standards, and technical controls based on the National Institute of Standards and Technology ("NIST") framework with the aim of protecting our networks and applications, to safeguard the confidentiality of sensitive information entrusted to us. This does not imply that we meet any particular technical standards, specifications, or requirements, only that we use the NIST as a guide to help us identify, assess, and manage cybersecurity risks relevant to our business. Our critical service providers and we, have security measures and programs in place designed to prevent, detect, and respond to cyber-attacks, security-related incidents, and other similar threats. However, our ability to monitor our vendors’ cybersecurity practices is limited, therefore we cannot guarantee that our measures and programs will prevent a cyber-incident impacting our systems or information.

We continue to evaluate internal systems, processes, and controls to identify potential vulnerabilities and mitigate potential loss from cyber-attacks. We undertake an annual tabletop exercise to assess our response proficiency. We monitor critical and high risks and associated mitigation plans as well as a forward-looking information security roadmap that is aligned with the six functions set forth in NIST’s Cybersecurity Framework: Govern, Identify, Protect, Detect, Respond, and Recover. The goal of this framework is to implement effective information security risk techniques and strategies, minimize operational and fraud losses, and enhance our overall performance. In addition, we have invested, and plan to continue investing, in resources to protect our information security ecosystem against cyber-attacks, other security-related incidents, and data breaches and to investigate and remediate any information security vulnerabilities.

Our cybersecurity program has also focused on company-wide training on phishing and other social engineering attacks. Management takes the position cybersecurity is owned company wide as a collective team, not just by the organizations of the Chief Information Officer and Chief Information Security Officer. Our newest security awareness platform was deployed in the first quarter of 2024 to improve awareness through assessments, training, realistic phishing campaigns, and immediate feedback. All-hands briefings, updates on metrics, and “tips and tricks” supplement our platform and address gaps in awareness. Key areas of focus in 2024 will include challenging employee-teammates with real-world social engineering techniques and encouraging the reporting of phishing to improve resiliency.

Material Impacts from Cybersecurity Threats and Incidents

Despite the implementation of our cybersecurity program, our security measures cannot guarantee that a significant cyber-attack will not occur. A successful attack on our information technology systems could have significant consequences to the business. While we devote resources to our security measures to protect our systems and information, these measures cannot provide absolute security. See “Risk Factors” for additional information about the risks to our business associated with a breach or compromise to our information technology systems.

In early April 2023, we detected a cybersecurity incident as part of our routine security monitoring protocols. In response to the incident, we undertook an investigation with the support of leading cybersecurity experts, reached out to law enforcement, accelerated planned security enhancements, and have taken and will continue to take actions to implement additional safeguards.

The investigation determined that the incident primarily affected systems that were used for back-office activities. Data was exfiltrated from these systems and posted on the dark web. The data consisted of confidential information from our files, including personally identifiable information, primarily information of our employees, former employees, and their dependents, and the bank account information of some customers and other sensitive Company information. We cooperated with inquiries about the incident from three state consumer and financial service regulators, provided notices to impacted customers and individuals, and complied with regulatory requirements of various states that address notice and credit monitoring. We delivered all required notices during the fourth quarter of 2023 and consider our investigation to be complete.

During the fiscal year ending December 31, 2023, we incurred $5.4 million in response costs related to the incident, including professional services and legal fees, before insurance recoveries. We currently do not expect to experience material expenses and costs associated with our response to this cybersecurity incident during the 2024. While a loss from these matters is possible, we are unable at this time to reasonably estimate the possible loss or range of loss. Therefore, no liability for losses has been recorded related to the incident as of December 31, 2023.

We maintain cyber insurance coverage and have tendered claims for certain expenses incurred in connection with this event. We will tender claims in future periods for costs incurred as of December 31, 2023. The extent to which our insurance will cover such expenses remains uncertain. As of December 31, 2023, we had recovered $1.7 million from our insurer. Insurance recoveries are recorded as a reduction of general and administrative expense. Refer to Note 15 to our Audited Consolidated Financial Statements for additional information concerning the incident. As a result of our cybersecurity incident in 2023, our cyber insurance premiums increased significantly following renewal and the number of insurers that submitted proposals to us for consideration during our renewal process was very limited.

ITEM 2. Properties.

We lease our approximately 201,000 square foot built to suit corporate headquarters in Charlotte, North Carolina pursuant to a lease with an initial term that expires in 2032.

We have additional offices in Burbank, California, Framingham, Massachusetts, Sandy, Utah, Houston, Texas, and Birmingham, Alabama. In December 2021, we acquired a building that we were previously leasing comprised of approximately 60,000 square feet of office space that we use as flex space and to support our operations and additional real estate parcels that are adjacent to our corporate headquarters. We may further expand our facilities capacity as our employee base grows and we own approximately 17.1 acres of land adjacent to our current headquarters for future expansion.

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

Holders of Record

As of February 26, 2024, we had 214 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, as the number of record holders does not account for the number of stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees.

Dividend Policy

We have not declared any cash dividends since becoming a public company and we do not anticipate paying any cash dividends in the foreseeable future. In addition, our ability to pay dividends is restricted by the 2022 Credit Agreement, as discussed in Item 1A “Risk Factors,” Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 11 "Long-term Debt" of our Notes to Consolidated Financial Statements contained within this Annual Report. Any future determination to pay cash dividends will be at the discretion of our board of directors and will be dependent upon our future financial condition, results of operations and capital requirements, general business conditions and other relevant factors as determined by our board of directors.

Recent Sales of Unregistered Securities; Use of Proceeds

Recent Sales of Unregistered Securities

The following sets forth information regarding all unregistered equity securities sold in the three months ended December 31, 2023:

•
On November 14, 2023, we transferred the third installment of 165,729 shares of common stock to a philanthropic partner, Foundation for the Carolinas and its affiliate Community Investments Foundation, as a charitable contribution in connection with an agreement between the parties dated October 1, 2021. Pursuant to this agreement we intend to provide annual ongoing grants of 10% of the pledged shares for a period of ten years, subject in each case to the approval of our board of directors.

The foregoing transactions did not involve any underwriters, underwriting discounts or commissions, or any public offering. Unless otherwise stated, the transfer of the above securities were deemed to be exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act (and Regulation D or Regulation S promulgated thereunder) as transactions by an issuer not involving any public offering. The recipients of the securities represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed on the share certificates issued. All recipients had adequate access, through their relationships with us, to information about us. The transfer of these securities was made without any general solicitation or advertising.

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

	Base Period
Company / Index	10/13/2021	12/31/2021	3/31/2022	6/30/2022	9/30/2022	12/31/2022	3/31/2023	6/30/2023	9/30/2023	12/31/2023
AvidXchange Holdings, Inc.	$100.00	$60.38	$32.28	$24.62	$33.76	$39.86	$31.28	$41.62	$38.01	$49.68
Russell Mid Cap Index	$100.00	$103.68	$97.43	$80.68	$77.58	$84.34	$87.38	$91.16	$86.53	$97.18
S&P 400 Information Technology Index	$100.00	$105.25	$99.76	$84.03	$81.60	$90.01	$93.03	$97.11	$92.66	$103.01
Russell 2000 Index	$100.00	$100.15	$92.34	$76.18	$74.25	$78.56	$80.40	$84.24	$79.62	$90.41
Russell 3000 Index	$100.00	$107.29	$101.27	$84.02	$79.95	$85.32	$91.06	$98.30	$94.74	$105.76

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

Overview

AvidXchange was founded in 2000 to serve the AP automation needs of the middle market. In 2012, in response to customer demand for more efficient payment methods, we launched the AvidPay Network. We are now a leading provider of AP automation software and payment solutions for middle market businesses and their suppliers. Our SaaS-based, end-to-end software and payment platform digitizes and automates the AP workflows for more than 8,000 businesses(1) (our buyers) and we have made payments to more than 1,200,000 supplier customers of our buyers (suppliers) over the past five years. While acquiring new and retaining existing relationships with buyers and suppliers are important to our business, the growth of our business is ultimately dependent upon the number of transactions we process, as well as our total payment volume. We developed our technology platform through years of working to solve our buyers’ unique middle market workflow challenges. Leveraging our domain expertise, we purpose-built a two-sided network that connects buyers and suppliers, drives digital transformation, increases efficiency and accuracy in AP workflows, accelerates payments, enables insight into critical analytics, and lowers operating costs for our buyers.

Our platform was purpose-built for the middle market based on our desire to deal with the business process complexities of our initial customers. We believe we have become a strategic platform for our customers’ CFOs, treasurers and finance teams by digitally transforming how they receive, manage and pay their bills. Supported by integrations to our customers’ middle market-oriented accounting and information systems, our platform automates the end-to-end AP workflows for our buyers and enhances the payment experience for our suppliers. We provide a SaaS-based solution automating and digitizing the capture, review, approval and payment of invoices for our buyers. Our two-sided payments network then connects our buyers with their suppliers, enabling invoice payments on behalf of a buyer and according to the supplier’s business rules, payment preferences and remittance data. We support a variety of payment methods depending on the supplier’s preference, including VCC, enhanced ACH (our AvidPay Direct) and physical check, while delivering enhanced remittance data to streamline the reconciliation process. Finally, we provide cash management solutions to our supplier network that include tools that provide custom views of invoices and an accelerator feature (our Payment Accelerator). These additional features, and others in our product pipeline, allow us to both monetize and increase engagement on our two-sided payments network.

Our customers operate across a variety of verticals in which we have domain expertise, including real estate, community association management, construction, financial services (including banks and credit unions), healthcare facilities, social services, education, hospitality, and media. Certain segments of our customers, particularly the customers we acquired through the FastPay acquisition that focus on political advertising within our media vertical, are subject to seasonal and cyclical trends. In 2023, we processed approximately 75 million transactions representing over $231 billion in spend under management across our platform and, of that, moved $76 billion in total payment volume from our buyers to their suppliers. Spend under management represents the sum of (i) the aggregate dollar amount of payments processed by us, plus (ii) the aggregate dollar amount represented by the total number of invoices processed by us, in each case, during the specified period. As described in more detail below, we generate revenue from each transaction processed on a per transaction basis and earn interchange revenue from a portion of the total payment volume.

(1) Buyer customer number reflects the de-commissioning and exit of our legacy Create-a-Check (CAC) on-premise check printing software product as of the end of 2023. The associated base of CAC customers was approximately 1,400.

Our Business and Revenue Model

We sell our solutions through a hybrid go-to-market strategy that includes direct and indirect channels. Our direct sales force leverages their domain expertise in select verticals and over 270 referral relationships with integrated software providers, financial institutions and other partners to identify and attract buyers that would benefit from our AP software solutions and the AvidPay Network. Our indirect channel includes reseller partners and other strategic partnerships such as Mastercard, through MasterCard’s B2B Hub, which includes Fifth Third Bank and Bank of America, and other financial institutions, such as KeyBank, and third-party software providers such as MRI Software, RealPage and Sage Software. Our referral and indirect channel partnerships provide us greater reach across the market to access a variety of buyers.

One of the ways that we evaluate our revenue model is by looking at our net transactions processed retention rate. We calculate the net transactions processed retention rate for a current period by dividing the (i) number of total transactions processed for customers in the comparable prior period by (ii) the number of total transactions processed for the same customers in the current period. Accordingly, the net transactions processed retention rate is calculated solely based on transactions of prior period customers in the current period, regardless of whether or not the prior period customer remains a customer in the current period. Correspondingly, customers in the current period that were not customers in the prior period are excluded from the current period calculation of the net transactions processed retention rate. Net transactions processed retention rate, together with our key metric Transactions Processed (as described below in the section titled “Key Financial and Business Metrics”), enables us to both assess transaction volume attributable to retained customers in a period as well as determine transaction volume attributable to new customers during the same period. This annual metric allows us to quantify the activity of retained customers over time and illustrates both retention and expansion of the volume of total transactions processed for such customers. Our net transactions processed retention rate from 2020 to 2021 was 107%, from 2021 to 2022 it was 103.5%, and from 2022 to 2023 it was 100.9%. We attribute the decline in transaction retention rate that we experienced from 2022 to 2023 primarily to macroeconomic factors impacting our customers. We generally expect retention rates to increase when macroeconomic factors improve. See our discussion of macroeconomic environment impacts below under Macroeconomic Environment's Impact of Revenue.

Our revenues are recurring in nature and are derived from multiple sources, predominantly through software revenue from our buyers and revenue from payments made to their suppliers. The table below represents our revenues disaggregated by type of service performed (in thousands):

	Year Ended December 31,
Disaggregation of Revenue:	2023	2022	2021
Software revenue	$112,184	$99,541	$87,885
Payment revenue	265,112	213,842	157,930
Services revenue	3,424	2,967	2,594
Total revenues	$380,720	$316,350	$248,409

Software revenue, payment revenue and services revenue are described below in the section titled "Components of Results of Operations."

Macroeconomic Environment's Impact of Revenue

Throughout 2023, we saw the impact of several macroeconomic events on our business and on our buyers and suppliers. These events included, but were not limited to, a higher than normal level of inflation in the U.S. economy, recent interest rate increases coupled with uncertainty regarding future rate actions by the Federal Reserve, fears of a possible recession, volatility in the U.S. banking market as a result of several highly publicized distressed or closed banks, general economic uncertainty, shifting economic sentiments, and indecision evidenced, in part, by negative consumer sentiment during a period of improving economic data, legislative and political tensions in the U.S. regarding government funding and immigration, and geopolitical tensions including those resulting from the conflicts in Ukraine and the Middle East. We believe that these macroeconomic events caused certain of our customers to moderate their expenditures and purchasing decisions, impacting the transactions processed across our network, and made our sales cycle for new customers more volatile and unpredictable and longer in certain instances. While we continue to be encouraged by leading indicators in our sales process, such indicators have not always directly correlated, nor may they in subsequent periods directly correlate, to future revenue growth, and the ongoing uncertainty created by the macroeconomic environment could continue to have a negative impact on purchasing decisions by certain buyers, delaying new sales and extending sales cycles. The impact of these macroeconomic conditions on the acceptance rate of electronic forms of payment on our network that result in interchange revenue also remains uncertain.

In particular, the long-term impacts of inflation and an uncertain interest rate environment on the economy and our business remain unclear. On the one hand, our revenue could be, and we believe has been, positively impacted by inflation as the value of our customer's payments rise, increasing our payment volume and the base on which we earn interchange revenue. Also, inflationary pressure could be a catalyst for sales acceleration associated with increased interest by potential customers in automating back-office processing. Additionally, as the Federal Reserve has raised interest rates in an effort to reduce inflation, the interest we earn on funds held for buyers has substantially increased, which we recognize as payment revenue. The Federal Reserve is expected by many to reduce interest rates in near to mid-term future periods, which would in turn have a negative impact on our payment revenue although the extent to which rates will be reduced, if at all, and the specific timing of the rates cuts remains highly uncertain. Conversely, the impact of inflationary pressures and a rising interest rate environment on the macro economy could slow, and we believe has slowed, the spending of our customers and depressed payment volume as well as impact access to liquidity for our buyers and suppliers and strategic partners. In particular, we have seen softness in opportunities within the commercial office sub-sector of our real estate vertical which we attribute, in part, to the rising interest rate environment in 2023. Inflation could also negatively impact our operating costs by increasing costs incurred by us to operate our business due to higher costs from our vendors and increased personnel costs, some of which we may not be able to recoup from our customers. The impact of inflation and a changing interest rate environment on our business and on our buyers and suppliers in future periods remains highly uncertain, as does the Federal Reserve’s response to these conditions. We may not see these impacts of inflation and increased interest rates in future periods, which could lead to difficulty in comparing our current consolidated financial results to our results in future reporting periods.

Key Factors Affecting Our Performance

Acquiring new buyers and suppliers

To sustain our growth, we need to continue to sell our AP software and payment solutions to new buyers. New buyers add software revenue and new buyers that use our payment solutions will allow us to continue adding new suppliers to our network, increasing payment volume across our platform and providing us with the opportunity to generate additional revenue from the payments our buyers make to their suppliers. Our financial performance will depend in large part on the overall demand for our platform particularly from middle market buyers and their suppliers.

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

Investing in sales and marketing

We intend to continue to invest in our sales and marketing efforts to drive awareness and generate demand to acquire new buyers and to grow our supplier network. We also intend to invest in new relationships with accounting software providers and other strategic partners. Our investments in supporting these relationships have been significant and will continue, and we expect such investments to include education and training initiatives such as webinars, industry trade show presentations, and developing sell-sheet case studies. We expect our sales and marketing expenses to increase in absolute dollars while remaining fairly consistent as a percentage of revenue as we continue to expand our market presence, grow our customer base, and continue to develop new offerings to sell to our buyers and suppliers. We are focused on the efficient deployment of marketing resources to drive our sales efforts and expect to continue to increase marketing activities over the coming periods.

Growing our network

We will continue to add buyers and suppliers to our proprietary AvidPay Network and to invest in features and functionality to drive value across our network. We expect to expand payment methods on our platform over time.

Investing in our platform and products

We are making investments in our technology to maintain and enhance our position as a leading provider of AP automation software and payment solutions for middle market businesses and their suppliers. To drive adoption and increase penetration within our base, we have and will continue to introduce new products and features. We believe that investment in research and development contributes to our long-term growth but may also negatively impact our short-term profitability. We will continue to leverage emerging technologies and invest in the development of more features that meet and anticipate the needs of both buyers and suppliers. As a result, we expect our expenses related to research and development to increase in absolute dollars but to decrease as a percentage of revenue over the longer term as we are able to efficiently deploy our development resources against a larger revenue base. These efforts will require us to invest significant financial and other resources.

Pursue strategic mergers and acquisitions

Notwithstanding challenging market conditions that persisted throughout 2022 and 2023, which impacted the pool of potential opportunities, we will continue to seek to supplement our organic growth by pursuing strategic mergers and acquisitions to expand into new verticals and horizontal capabilities, capture unmonetized or under-monetized spend, and enhance and expand products and capabilities.

For example in July 2021, we acquired all of the equity interests of FastPay, a leading provider of payments automation solutions for the media industry. This acquisition expands our portfolio of automated payments technologies and services to middle market companies across the media landscape in the United States. Additionally in January 2022, we acquired certain assets, including customer agreements, from PayClearly, to further expand media payments.

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

	Year Ended December 31,			Period-to-Period Change as Percentage
	2023	2022	2021	2023 to 2022	2022 to 2021
Transactions processed	75,330,634	70,168,806	62,457,962	7.4%	12.3%
Transaction yield	$5.05	$4.51	$3.98	12.0%	13.3%
Total payment volume (in millions)	$75,922	$68,202	$52,114	11.3%	30.9%

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

Software Revenue

We generate software revenue from our buyers primarily through (i) fees calculated based on the number of invoices and payment transactions processed and (ii) recurring maintenance and SaaS fees. Software revenue is typically billed to and paid by our buyers on a monthly basis. Our software offerings, many of which are built for specific verticals, address the needs of buyers and together they comprise our suite of predominately cloud-based solutions designed to manage invoices and automate the AP function. We generally sign multi-year contracts with buyers and revenue is recognized over the term of the contract. We also generally receive initial upfront implementation fees and software maintenance fees for ongoing support, which are recognized ratably over the term of the applicable support period.

Payment Revenue

We generate revenue from the payments our buyers make to their suppliers through (i) offering electronic payment solutions to suppliers, (ii) fees charged to suppliers from our invoice payment accelerator product, and (iii) interest on funds held for buyers pending disbursement.

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

Our invoice payment accelerator product, Payment Accelerator, provides certain suppliers with the opportunity to better manage cash flows and receive payments even faster by allowing suppliers to receive advance payment on qualifying invoices. Revenues are generated on a per transaction basis for each payment that is advanced. We currently fund the accelerated payment of invoices from our balance sheet.

Interest income represents interest received from buyer deposits held during the payment clearing process. We receive interest on funds held through our contractual relationship with our buyers, which we recognize as payment revenue. The rate we earn on buyer funds is difficult to predict in the short and long term and will continue to be impacted by the Federal Reserve’s monetary policy and any adjustments that are made in response to inflation. Due to the elevated levels of inflation in the U.S. economy, and the resulting increases in interest rates, we experienced an increase in revenues generated on funds held during the payment clearing process during 2022 and 2023. This level of interest income on buyer deposits may not be sustainable in future years or in nearer term periods depending on the Federal Reserve’s future actions. The Federal Reserve is expected by many to reduce interest rates in near to mid-term future periods, which would in turn have a negative impact on our payment revenue although the extent to which rates will be reduced, if at all, and the specific timing of the rates cuts remains highly uncertain.

Our media payments business includes customers that are involved in political advertising in the U.S. Revenue from these customers is cyclical as it is connected to U.S. election advertising spend which tends to increase during significant election years, such as mid-term and presidential elections. We experienced growth in our media payments business in 2022 due to spending associated with the 2022 mid-term elections that did not reoccur in 2023. As 2024 is a presidential election year, we expect an increase in these revenues during fiscal year 2024.

We utilize service providers to process a substantial portion of our payment revenue that is derived from interchange fees earned on payment transactions processed as VCCs. A large percentage of our revenue is processed by a small number of providers and our revenue is also dependent on the rates we are able to negotiate with these providers. See Note 2 "Summary of Significant Accounting Policies" of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for disclosures regarding this concentration.

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

Cost of revenues also includes external expenses that are directly attributed to the processing of invoice and payment transactions. These expenses include the cost of scanning and indexing invoices, printing checks, postage for mailing checks, expenses for processing payments (ACH, check, and wires), bank fees associated with buyer deposits held during the payment clearing process, and other transaction execution costs. Additionally, cost of revenues includes fees paid to third parties for the use of their technology, data hosting services, customer relationship management tools used in the delivery of our services or in support of the delivery infrastructure, and adjustments to the allowance for uncollectible advancements processed through Payment Accelerator. Lastly, cost of revenues includes estimates for treasury losses that occur in treasury operations. Treasury losses include various unrecoverable internal payment processing errors that occur in the ordinary course of business, such as duplicate payments, overpayments, payments to the wrong party and reconciliation errors.

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

Sales and Marketing

Sales and marketing consists primarily of costs related to our direct sales force and partner channels that are incurred in the process of setting up go-to-market strategies, generating leads, building brand awareness and acquiring new buyers and suppliers, including efforts to convert suppliers from paper check payments to electronic forms of payments and efforts to enroll them into the Payment Accelerator solution.

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

General and administrative expenses include costs incurred from time to time related to events and transactions not directly attributable to operations. For example during 2023, general and administrative expenses include costs incurred in connection with a cybersecurity incident as well as insurance recoveries. Additionally, in both 2023 and 2022, general and administrative expenses also include restructuring costs incurred in connection with planned reductions of our U.S. workforce. Restructuring costs consist of one-time severance charges to be paid to affected employees. The plans were completed within their respective years. Also in 2022, general and administrative expenses included a benefit related to the resolution of a purchase accounting liability from the FastPay acquisition in 2021.

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

Results of Operations

The following table sets forth our results of operations for the periods presented (in thousands, except share and per share data):

	Year Ended December 31,
	2023	2022	2021
Revenues	$380,720	$316,350	$248,409
Cost of revenues (exclusive of depreciation and amortization expense)	121,307	117,864	100,090
Operating expenses
Sales and marketing	77,523	77,733	63,939
Research and development	97,555	83,905	65,147
General and administrative	101,924	91,384	95,817
Impairment and write-off of intangible assets	-	-	1,412
Depreciation and amortization	35,912	32,842	30,738
Total operating expenses	312,914	285,864	257,053
Loss from operations	(53,501)	(87,378)	(108,734)
Other income (expense)
Interest income	20,890	7,164	661
Interest expense	(13,519)	(20,749)	(20,108)
Change in fair value of derivative instrument	-	-	(26,128)
Charge for amending financing advisory engagement letter - related party	-	-	(50,000)
Other income (expenses)	7,371	(13,585)	(95,575)
Loss before income taxes	(46,130)	(100,963)	(204,309)
Income tax expense (benefit)	1,195	321	(4,660)
Net loss	$(47,325)	$(101,284)	$(199,649)

Deemed dividend on preferred stock	-	-	(9,500)
Accretion of convertible preferred stock	-	-	(15,141)
Net loss attributable to common stockholders	$(47,325)	$(101,284)	$(224,290)
Net loss per share attributable to common stockholders, basic and diluted	$(0.23)	$(0.51)	$(2.64)
Weighted average number of common shares used to compute net loss per share attributable to common stockholders, basic and diluted	201,887,669	198,045,805	85,061,417

Comparison of the Years Ended December 31, 2023 and 2022

Revenues

	Year Ended December 31,		Period-to-Period Change
	2023	2022	Amount	Percentage
	(in thousands)
Revenues	$380,720	$316,350	$64,370	20.3%

The increase in revenues was largely comprised of an increase in payment revenue of $51.3 million, or 24.0%, driven primarily by increased electronic payments on the AvidPay Network due to the addition of new and existing buyer payment transaction volume and an increase in payment yield, that resulted, in part, from a rising interest rate environment. Payment revenue and payment yield were positively impacted by interest on funds held for customers as the rate earned on those funds increased during the period due to the Federal Reserve raising rates in response to the higher than normal level of inflation in the U.S. economy. Payment revenue from interest increased $29.6 million to $40.6 million in 2023 from $11.0 million in 2022. Increases in payment transaction volume were offset by decreases in volume in media payments primarily attributable to political media spend, due to prior increases from the 2022 mid-term elections which did not occur in the current period, resulting in a decrease of $10.0 million. Software revenue increased by $12.6 million, or 12.7%, primarily driven by increased invoice and payment transaction volume from new and existing customers as well as price increases and certain subscription-based revenue.

Cost of Revenues

	Year Ended December 31,
	2023		2022
		Percentage of		Percentage of	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(in thousands)
Cost of revenues (exclusive of depreciation and amortization expense)	$121,307	31.9%	$117,864	37.3%	$3,443	2.9%

The increase in cost of revenues (excluding depreciation and amortization expense) was due primarily to an increase in employee costs of $2.4 million, including an increase in stock-based compensation of $0.6 million. We also experienced increases in IT infrastructure costs, including cloud hosting fees and software costs, of $1.6 million primarily related to our transition of services from data centers to cloud hosting. Additionally, we experienced increases in invoice and check processing fees of $2.5 million. These increases were partially offset by a decrease of $2.0 million in the reserve for Payment Accelerator purchased invoices compared to the prior year and $0.7 million decrease in consulting and contract labor.

Operating Expenses

	Year Ended December 31,
	2023		2022
		Percentage of		Percentage of	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(in thousands)
Sales and marketing	$77,523	20.4%	$77,733	24.6%	$(210)	(0.3)%
Research and development	97,555	25.6%	83,905	26.5%	13,650	16.3%
General and administrative	101,924	26.8%	91,384	28.9%	10,540	11.5%
Depreciation and amortization	35,912	9.4%	32,842	10.4%	3,070	9.3%

Sales and Marketing Expenses

Sales and marketing expenses included an increase of $0.8 million in employee costs (net of capitalized sales commissions), including an increase in stock-based compensation of $0.2 million. We also experienced increases in partner commissions of $0.2 million, marketing costs of $0.2 million, as well as increases in amortization of deferred costs of $0.4 million. These increases were offset by decreases in recruiting expenses of $0.5 million, consulting and other expenses of $0.8 million, and IT infrastructure costs of $0.4 million.

Research and Development Expenses

Research and development expenses increased primarily due to increased employee costs of $12.4 million related to investment in our platform are intended to increase the quality, reliability and efficiency of our technology. The increase in employee costs relates to both headcount and compensation increases and includes an increase of stock-based compensation of $2.4 million. We experienced an additional increase of $0.9 million in IT infrastructure. These increases were offset, in part, by a $1.6 million net decrease in costs associated with engaging consultants and contractors. We also experienced an additional increase of $1.8 million from a lower amount of costs capitalized in the current period compared to the prior period.

General and Administrative Expenses

The increase in general and administrative expenses is attributable to a $8.0 million increase in employee costs, including increases in stock-based compensation of $5.9 million. An additional increase is attributable to costs incurred, including professional services and legal fees, related to our threat response and our implementation of additional safeguards in connection with the cybersecurity incident that was detected in April 2023. We incurred $5.4 million of costs in 2023 in connection with this incident offset by insurance recoveries of $1.7 million. We experienced an additional increase of $1.6 million in IT infrastructure. These increases were offset, in part, by a $0.8 million decrease in facilities costs and $0.3 million in transaction costs. We recorded $1.9 million in non-reoccuring restructuring costs in 2023 compared with the $1.5 million in the prior year. General and administrative costs in 2023 includes $1.4 million related to a commercial dispute. Further decreases come from costs incurred in 2022 from the impairment of right-of-use assets for $2.8 million and write off of debt issuance costs from the termination of our prior credit facility at the end of 2022 for $1.6 million.

While we do not expect additional significant costs related to the cybersecurity incident will be incurred in future periods, we may have additional cybersecurity insurance recoveries in future periods from costs incurred in 2023. Any recoveries will be recorded as benefits in general and administrative expense. As a result of the cybersecurity incident, our cyber insurance premiums increased significantly following renewal, and the number of insurers that submitted proposals to us for consideration during our renewal process was very limited.

Depreciation and Amortization

Depreciation and amortization increased in absolute terms primarily due to the amortization of intangible assets associated with capitalized software development costs.

Other Income (Expense)

	Year Ended December 31,
	2023		2022
		Percentage of		Percentage of	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(in thousands)
Other Income (Expense)	$7,371	1.9%	$(13,585)	(4.3)%	$20,956	(154.3)%

Other income increased primarily due to an increase in interest income of $13.7 million and a decrease in interest expense of $7.2 million. The increase in interest income is due to higher rates of interest earned on our cash balances and investment portfolio. The decrease in interest expense is primarily the result of our new credit facility which was entered into at the end of 2022 at a lower level of borrowing with more favorable interest rates.

Income Tax Expense

	Year Ended December 31,
	2023		2022
		Percentage of		Percentage of	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(in thousands)
Income tax expense (benefit)	$1,195	0.3%	$321	0.1%	$874	272.3%

The provision for income taxes relates primarily to state income taxes and noncurrent federal and state taxes related to the non-deductibility of goodwill in the future.

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

Cost of Revenue

	Year Ended December 31,
	2022		2021
		Percentage of		Percentage of	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(in thousands)
Cost of revenues (exclusive of depreciation and amortization expense)	$117,864	37.3%	$100,090	40.3%	$17,774	17.8%

The increase in cost of revenues (excluding depreciation and amortization expense) was due primarily to an increase in employee costs of $6.6 million, including an increase in stock-based compensation of $1.3 million. This increase includes a $1.0 million impact related to headcount additions from our acquisition of FastPay, which closed in July 2021. We also experienced increases in IT infrastructure costs, including cloud hosting fees and software costs, of $4.4 million primarily related to our transition of services from data centers to cloud hosting. Additionally, we experienced increases in invoice and check processing fees of $2.5 million, consulting and contract labor of $0.9 million, bank and transaction fees of $0.7 million, allowance for misdirected payments of $0.3 million, and allowance for Payment Accelerator credit losses of $1.2 million. An additional increase of $1.3 million was attributable to the impact of deferred implementation costs as amortization costs continue to increase with the addition of new costs and a decrease in the costs deferred compared to the prior year.

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

Liquidity and Capital Resources

Historically, we have not generated positive cash flow through our operations. We have financed our operations and capital expenditures primarily through sales of common and preferred stock and borrowings under our credit facilities, described below, and through our IPO that was completed in October 2021, which resulted in net proceeds of $621.4 million, including the exercise of the overallotment option and after deducting underwriting discounts and commissions of $40.4 million and offering expenses of approximately $11.8 million. As of December 31, 2023, our principal sources of liquidity are our unrestricted cash and cash equivalents of $407.0 million, marketable securities of $44.6 million, and funds available under our term loan and revolving credit facilities, which we collectively refer to as the 2022 Credit Agreement that was entered into in December 2022 and replaced our former credit facility. In January 2023, we increased the borrowing capacity of the 2022 Credit Agreement which resulted in an additional $20.0 million borrowing capacity on our revolving line of credit. As of December 31, 2023, our unused committed capacity under the 2022 Credit Agreement was $30.0 million comprised of a revolving commitment.

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

Cash Flows

Below is a summary of our consolidated cash flows:

	Year Ended December 31,
Selected Cash Flow Data:	2023	2022	2021
	(in thousands)
Net cash provided by (used in):
Operating activities	$8,451	$(28,701)	$(68,667)
Investing activities	51,946	(140,348)	(84,107)
Financing activities	290,846	(1,727)	1,567,859
Net increase in cash and cash equivalents, and restricted funds held for customers	$351,243	$(170,776)	$1,415,085

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

Net cash provided by operating activities increased to $8.5 million during the year ended December 31, 2023 compared to $28.7 million used in operating activities during the year ended December 31, 2022 due the increase in cash received from revenue generating activities. These increases in operating cash flows were partially offset by increased employee costs to support our growth and the impact of the timing of vendor payments which decreased AP and accrued expenses.

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

Net Cash Used in Investing Activities

Cash used in our investing activities consists primarily of the acquisition of acquired businesses, purchases of marketable securities, net of maturities, purchases of property and equipment, capitalization of internal-use software, contingent consideration, and supplier advances related to our Payment Accelerator product.

Net cash provided by investing activities increased to $51.9 million during the year ended December 31, 2023 compared to $140.3 million used in investing activities during the year ended December 31, 2022, due to the proceeds from the maturity of short-term investments in our portfolio of $345.7 million, partially offset by the purchase of marketable securities of $274.0 million.

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

Net cash provided by financing activities was $290.8 million during the year ended December 31, 2023 compared to $1.7 million used in financing activities during the year ended December 31, 2022. This increase was due primarily to inflows from payment service obligations of $294.8 million, up from $41.5 million of inflows in 2022.

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

Outstanding Debt and Commitments

Below is a summary of our outstanding debt (in thousands):

	As of December 31,
	2023	2022
Term loan facility	$63,375	$65,000
Promissory note payable for land acquisitions	13,900	18,700
Total principal due	77,275	83,700
Current portion of term loan and promissory notes	(6,425)	(6,425)
Unamortized portion of debt issuance costs	(1,090)	(1,363)
Long-term debt	$69,760	$75,912

The aggregate future maturities of long-term debt totals $77.3 million and is due to be repaid in various amounts between 2024 and 2027. Refer to Note 11 of our Notes to Consolidated Financial Statements for additional details about our long-term debt and aggregate future maturities.

Credit Facilities and Financial Debt Covenants

On December 29, 2022, we entered into a credit agreement to replace our previous credit facility. In January 2023, we expanded the borrowing capacity of this agreement by $20 million. As of December 31, 2023, the aggregate available borrowing capacity under this agreement was $30.0 million.

Our 2022 Credit Agreement contains certain covenants and restrictions on actions, including limitations on the payment of dividends. We were in compliance with our financial debt covenants as of December 31, 2023.

Refer to Note 11 of our Notes to Consolidated Financial Statements for additional details about our credit facilities.

Land Promissory Notes

We have promissory notes in connection with land and improvements adjacent to our Charlotte, North Carolina headquarters campus. Refer to Note 11 of our Notes to Consolidated Financial Statements for information on our promissory notes.

We are current with all payments under the notes.

Charitable Donation of Common Stock

On June 24, 2021, our board of directors approved the reservation of 1,657,296 shares of our common stock (representing approximately 1% of our issued and outstanding common stock and common stock equivalents as of June 24, 2021) for future issuance to fund our philanthropic endeavors, including possible issuance to a philanthropic partner in connection with the establishment of a donor-advised fund, over a ten-year period. Subject to approval by our board of directors, we make annual donations of 165,729 shares of common stock in connection with the ten-year pledge agreement. Refer to Note 13 of the Notes to Consolidated Financial Statements for additional details about our issuances under the pledge agreement.

Shares Issued in Acquisitions

In July 2021, we entered into a stock purchase agreement for all of the equity interests of FastPay for total consideration of approximately $75.6 million which included shares of our common stock with an aggregate value of approximately $31.0 million. Additional amounts may be earned upon achievement of future performance goals and would be evenly split between cash and shares of common stock. During the year ended December 31, 2022, we settled a liability for contingent consideration for 2021 performance in the amount of $688 with a cash payment of $344 and the issuance of 20,564 shares of common stock. No amounts were earned related to the 2023 performance targets. As of December 31, 2023, there were no additional amounts to be earned under the purchase agreement. Refer to Note 4 of our Consolidated Financial Statements for additional details.

Payment Obligations

We process payments for our customers. As part of our payment product offering we have recorded payment service obligations in our consolidated balance sheets of $1,578.7 million as of December 31, 2023 and an offsetting asset of restricted funds held for customers. This balance is short-term in nature and represents our obligation to pay our customers' suppliers as directed by our customers.

We historically transmitted buyer customer funds using a legacy trust model for processing payments, pursuant to which buyers’ funds were held in trust accounts that are maintained and operated by a trustee pending distribution. After buyers’ funds are deposited in a trust account, we initiate payment through external payment networks whereby the buyers’ funds are distributed from the trust to the appropriate supplier. We are not the trustee or beneficiary of the trusts which hold these buyer deposits, accordingly, we do not record these assets and offsetting liabilities on our consolidated balance sheets. We have largely transitioned away from the trust model although certain banks that resell our products and services continue to leverage a similar structure. We contractually earn interest on funds held for certain buyers. The amount of buyer funds held in all trust-related accounts was $6.3 million and $135.1 million at December 31, 2023 and 2022, respectively.

Critical Accounting Policies and Estimates

Our Consolidated Financial Statements have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements, as well as the reported revenue generated, and reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

We review goodwill for impairment at least annually or more frequently if events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. We have elected to first assess the qualitative factors to determine whether it is more likely than not that the fair value of our single reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a quantitative assessment. If we determine that it is more-likely-than-not that its fair value is less than its carrying amount, then the fair value of the reporting unit is compared to its carrying value. An impairment charge is recognized for the amount by which the carrying amount exceeds the reporting unit's fair value, not to exceed the total amount of goodwill allocated to that reporting unit. As of December 31, 2023, no impairment of goodwill has been identified.

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

Income Taxes

We account for income taxes in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification ("ASC") Topic 740, Income Taxes, or ASC 740. Under ASC 740, we recognize deferred tax assets and liabilities for future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. We measure deferred tax assets and liabilities using the enacted tax rates expected to apply in the years in which we expect the temporary differences to be recovered or settled. We record a valuation allowance to reduce deferred tax assets for the amount expected to be realized by considering all available positive and negative evidence.

Pursuant to ASC 740, we must consider all available positive and negative evidence regarding the realization of deferred tax assets. ASC 740 provides for four sources of taxable income for realization of deferred tax assets: (i) taxable income in prior carryback years, (ii) reversals of future taxable temporary differences, (iii) tax planning strategies and (iv) projected future taxable income. As of December 31, 2023, we have no taxable income in prior carryback years, limited future reversals of taxable temporary differences and no prudent and feasible tax planning strategies. The recoverability of our deferred tax assets is dependent upon generating future taxable income.

We have maintained a valuation allowance against the deferred tax assets, having determined it was more likely than not that the deferred tax assets would not be realized. The determination of releasing the valuation allowance is made, in part, pursuant to our assessment as to whether it is more likely than not that we will generate sufficient future taxable income to realize the deferred tax assets. Significant judgment is required in making estimates of our ability to generate future taxable income. As of December 31, 2023, our forecasted future taxable income is not sufficient to support the future realization of the deferred tax assets, and our historical operations have produced significant losses.

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

Recent Accounting Pronouncements

See Note 2 of the Notes to Consolidated Financial Statements included elsewhere in this annual report on Form 10-K for recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted as of December 31, 2023.

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

Our operating cash may be invested in accordance with our cash investment policy. Under that policy, we invest with the objective of preserving capital while optimizing yield. Permissible investments include U.S. Treasury instruments, U.S. Government Agency securities, Government-Sponsored Enterprise securities, commercial paper, and money market funds. As of December 31, 2023, we held marketable securities with an amortized cost basis of $44.6 million and money market funds with an aggregate value of $226.7 million. The remaining amount operating cash was held in interest-bearing deposit accounts.

Our buyer funds assets are invested with safety of principal, liquidity, and diversification as the primary objectives. Consistent with those objectives, we also seek to maximize interest income and to minimize the volatility of interest income with emphasis on liquidity. Pursuant to our investment policy and subject to applicable law, buyer funds may be invested in U.S. Treasury securities, U.S. Government Agency securities, Government-Sponsored Enterprise securities, or other cash equivalents, including certificates of deposit and time deposits. As of December 31, 2023, all buyer funds have been invested in interest-bearing demand deposit accounts.

We are exposed to interest-rate risk relating to our investment portfolio, which consists principally of interest-bearing demand deposit accounts as well as investments made in accordance with our cash investment policy. We recognize interest earned from buyer funds assets as revenue. We generally do not pay interest to buyers. Factors that influence the rate of interest we earn include the short-term market interest rate environment and the weighting of balances by security type. The annualized interest rate earned on our investment of operating cash and funds held for buyers increased to 4.39% during the fiscal year 2023 from 1.32% during the fiscal year 2022.

Based on current investment practices, an increase in the Federal Funds interest rate of 100 basis points would have changed our interest income during the fiscal year 2023 from our investment of operating cash by approximately $3.2 million and our interest on buyer funds assets by approximately $10.9 million based upon the average balances for the fiscal year 2023 of $451.0 million in operating cash investments and $956.1 million in buyer funds investments, respectively. In addition to interest rate risks, we also have exposure to risks associated with changes in laws and regulations that may affect buyer fund balances. For example, a change in regulations that restricts the permissible investment alternatives for buyer funds may reduce our interest earned revenue.

We are also exposed to interest-rate risk relating to existing variable rate bank borrowings. As of December 31, 2023 and December 31, 2022, we had outstanding borrowings on variable rate debt of $63.4 million and $65.0 million, respectively. A 100 basis points increase in the variable rate would have resulted in incremental interest expense of $0.7 million during the year ended December 31, 2023.

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

We are also exposed to risks associated with our Payment Accelerator product, in which our supplier customers can accelerate the receipt of payment for outstanding invoices before our buyers initiate the transfer of funds. If those invoices are not approved or the buyer does not transfer the requisite funds then we are exposed to the risk of not being able to recoup our advances to the supplier. We mitigate this risk through data analytics to determine which invoices are available for advance payment and by also monitoring the credit quality of buyers and suppliers.

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

Concentration Risk

A substantial portion of our revenue is derived from interchange fees earned on payment transactions. We utilize service providers to process these transactions. For the year ended December 31, 2023, revenue from two service providers individually represented more than 10% of total revenues. Refer to Note 2 of our Notes to the Consolidated Financial Statements for additional information regarding this concentration.

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

We are also exposed to concentration risk associated with buyer funds that we hold in Company-owned accounts, which are subject to applicable state money transmitter laws, and in trust accounts. As of December 31, 2023, all buyer funds have been invested in interest-bearing demand deposit accounts. The majority of these demand accounts are maintained at one institution which is a full-service, FDIC-insured national bank supervised by the Office of the Comptroller of the Currency and is a subsidiary of a bank holding company subject to regulation, supervision, and examination by the Federal Reserve. As indicated above, while we do not currently maintain private insurance to mitigate this risk, we seek to mitigate this risk by monitoring financial institutions that we conduct business with and endeavoring to maintain our cash balances at large well-capitalized financial institutions.

Inflation Risk

Inflation has increased during the period covered by this Annual Report on Form 10-K, and may continue to increase for the near future. Inflationary factors, such as increases in the costs of doing business and the negative effects on the U.S. economy, may adversely affect our operating results. On the other hand, our revenue may be positively impacted by inflation and the interest we earn on funds held for buyers may increase. The long-term impacts of inflation on the economy and our business are unclear.

ITEM 8. Financial Statements and Supplementary Data.

The information required by this Item is set forth in the Consolidated Financial Statements and Notes thereto beginning at page F-1 of this Report.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

None.

ITEM 9A. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Disclosure controls and procedures are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission ("SEC"), and that such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, and as a result of the material weakness described below, our CEO and CFO concluded that, as of December 31, 2023, our disclosure controls and procedures were not effective.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Management, with the participation of our CEO and CFO, has assessed the effectiveness of our internal control over financial reporting as of December 31, 2023 based on the criteria described in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management has concluded that our internal control over financial reporting as of December 31, 2023 was not effective due to the material weakness identified below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. As of the end of the period covered by this report, we lacked a sufficient complement of personnel with an appropriate level of accounting knowledge, training, and experience to appropriately analyze, record and disclose accounting matters timely and accurately.

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

The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report set forth in the F pages after Item 16 and the signatures of this Report.

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

(b) Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter ended December 31, 2023, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. Other Information.

(b) Trading Plans of Directors and Executive Officers

			Trading Agreement
	Action	Date	Rule 10b5-1*	Non-Rule 10b5-1**	Total Shares to be Sold		Expiration Date
Michael Praeger, Chief Executive Officer and Chairman of the Board	Adopt	December 11, 2023	X		160,907		October 31, 2024
Angelic Gibson, Chief Information Officer, Senior Vice President	Adopt	December 13, 2023	X		45,000		September 30, 2024
Daniel Drees, President	Adopt	December 15, 2023	X		37,738		October 31, 2024
Ryan Stahl, General Counsel and Secretary, Senior Vice President	Adopt	December 15, 2023	X		113,864	(1)	May 31, 2024
Joel Wilhite, Chief Financial Officer, Senior Vice President	Adopt	December 14, 2023	X		97,559		May 17, 2024
* Intended to satisfy the affirmative defense of Rule 10b5-1(c)
** Not intended to satisfy the affirmative defense of Rule 10b5-1(c)

(1) The total shares to be sold cannot be specifically determined at the date of this filing as the planned sale amount includes, in part, a designated percentage of the net number of shares after a portion of the shares have been sold to cover withholding taxes from RSU vesting. The amount listed includes, among other determinable amounts, the maximum number of shares available to be sold to cover taxes multiplied by the designated percentages set forth in the officer’s 10b5-1 trading plan.

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III.

ITEMS 10, 11, 12, 13 and 14.

Information required by Items 10, 11, 12, 13 and 14 is to be included in our 2024 Proxy Statement and is incorporated herein by reference, provided if the 2024 Proxy Statement is not filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, the omitted information will be included in an amendment to this Annual Report on Form 10-K filed not later than the end of such 120-day period.

PART IV.

ITEM 15. Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements.

The following documents are filed as part of this Form 10-K, as set forth on the Index to the Financial Statements found on page F-1:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2023 and December 31, 2022
Consolidated Statements of Operations for the Years Ended December 31, 2023, 2022 and 2021
Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the Years Ended December 31, 2023, 2022 and 2021
Consolidated Statements of Cash Flows for the Years Ended December 31, 2023, 2022 and 2021
Notes to Consolidated Financial Statements

(a)(2) Financial Statement Schedules.

Not Applicable

(a)(3) Exhibits.

		Incorporated by Reference (Unless Otherwise Indicated)
Exhibit Number	Description	Form	File	Exhibit	Filing Date

2.1	Agreement and Plan of Merger, dated as of March 4, 2021, by and among AvidXchange Holdings, Inc., AvidXchange Holdings Merger Sub, Inc., and AvidXchange, Inc.	S-1	333-259632	2.1	September 17, 2021
3.1	Restated Certificate of Incorporation of AvidXchange Holdings, Inc.	8-K	001-40898	3.1	October 15, 2021
3.2	Second Amended and Restated Bylaws of AvidXchange Holdings, Inc.	8-K	001-40898	3.1	September 15, 2022
4.1	Form of Common Stock Certificate	S-1/A	333-259632	4.1	October 1, 2021
4.2	Eighth Amended and Restated Investor Rights Agreement, dated July 9, 2021, by and among AvidXchange Holdings, Inc. and certain holders identified therein	S-1	333-259632	10.1	September 17, 2021
10.1†	Employment Agreement, entered into as of August 26, 2021, by and between AvidXchange, Inc. and Michael Praeger	S-1	333-259632	10.5	September 17, 2021
10.2†	Employment Agreement, entered into as of August 26, 2021, by and between AvidXchange, Inc. and Joel Wilhite	S-1	333-259632	10.6	September 17, 2021
10.3†	Employment Agreement, entered into as of August 26, 2021, by and between AvidXchange, Inc. and Dan Drees	S-1	333-259632	10.7	September 17, 2021
10.4†	Employment Agreement, entered into as of August 26, 2021, by and between AvidXchange, Inc. and Ryan M. Stahl	S-1	333-259632	10.8	September 17, 2021
10.5†	Employment Agreement, entered into as of August 26, 2021, by and between AvidXchange, Inc. and Todd Cunningham	S-1	333-259632	10.9	September 17, 2021
10.6†	Employment Agreement, entered into as of August 26, 2021, by and between AvidXchange, Inc. and Angelic Gibson	S-1	333-259632	10.10	September 17, 2021
10.7†	Form of Indemnification Agreement entered into by and between AvidXchange Holdings, Inc. and each director and executive officer	S-1/A	333-259632	10.2	October 1, 2021
10.8†	AvidXchange, Inc. Nonqualified Deferred Compensation Plan, as amended and restated effective as of January 1, 2019	S-1	333-259632	10.4	September 17, 2021
10.9†	AvidXchange, Inc. 2010 Stock Option Plan, as amended, and forms of award agreements thereunder	S-1	333-259632	10.11	September 17, 2021
10.10†	AvidXchange, Inc. 2017 Amendment and Restatement of the 2010 Option Plan, as amended, and forms of award agreements thereunder	S-1	333-259632	10.12	September 17, 2021
10.11†	AvidXchange, Inc. Equity Incentive Plan, as amended, and forms of award agreements thereunder	S-1	333-259632	10.13	September 17, 2021
10.12†	AvidXchange Holdings, Inc. 2021 Long-Term Incentive Award Plan and forms of award agreements thereunder	S-1/A	333-259632	10.14	October 1, 2021
10.13†	AvidXchange Holdings, Inc. 2021 Employee Stock Purchase Plan	S-1/A	333-259632	10.15	October 1, 2021

10.14	Credit Agreement, dated as of December 29, 2022, among AvidXchange, Inc., the Lenders named therein, KeyBank National Association, as Administrative Agent and Issuing Lender, and KeyBanc Capital Markets Inc., as Joint Lead Arranger and Sole Booker Runner	8-K	001-40898	10.1	December 29, 2022
10.15	First Amendment Agreement made as of January 23, 2023, among AvidXchange Inc., together with each Domestic Subsidiary Borrower party thereto (if any), MUFG Bank, Ltd., as joint lead arranger and joint bookrunner and as an Additional Lender, Texas Capital Bank, as an Additional Lender, TCBI Securities DBA Texas Capital Securities, as joint lead arranger and joint bookrunner, and KeyBank National Association, a national banking association, as the administrative agent, the Issuing Lender, and a Lender	10-K	001-40898	10.15	March 1, 2023
10.16

Second Amendment Agreement made as of February 5, 2024, among AvidXchange Inc., together with each Domestic Subsidiary Borrower party thereto (if any), the Lenders named therein, and KeyBank National Association, a national banking association, as the administrative agent

		__	__	__	Filed herewith
10.17#	Comdata MasterCard Corporate Virtual Card Agreement, dated December 23, 2020, by and among AvidXchange, Inc. and Comdata Inc.	S-1	333-259632	10.21	September 17, 2021
10.18#	Amended and Restated Engagement Letter, dated February 19, 2021, AvidXchange, Inc. and Financial Technology Partners LP and FTP Securities LLC	S-1	333-259632	10.22	September 17, 2021
10.19	Lease Agreement, dated October 27, 2015, between Lex Charlotte AXC L.P. and AvidXchange, Inc.	S-1/A	333-259632	10.3	October 1, 2021
21.1	Subsidiaries of AvidXchange Holdings, Inc.	__	__	__	Filed herewith
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.	__	__	__	Filed herewith
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	__	__	__	Filed herewith
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	__	__	__	Filed herewith
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	__	__	__	Furnished herewith
97.1	AvidXchange Holdings, Inc. Policy for Recovery of Erroneously Awarded Compensation	10-Q	001-40898	99.1	November 9, 2023
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.	__	__	__	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbases Document	__	__	__	Filed herewith
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	__	__	__	Filed herewith

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

AvidXchange Holdings, Inc.

Date: February 29, 2024	By:	/s/ Joel Wilhite
Joel Wilhite
Chief Financial Officer (Authorized Signatory and Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Michael Praeger	Chief Executive Officer and Chairman of the Board	February 29, 2024
Michael Praeger	of Directors (Principal Executive Officer)

/s/ Joel Wilhite	Chief Financial Officer (Principal Financial and	February 29, 2024
Joel Wilhite	Accounting Officer)

/s/ Lance Drummond	Director	February 29, 2024
Lance Drummond

/s/ Matthew Harris	Director	February 29, 2024
Matthew Harris

/s/ James Hausman	Director	February 29, 2024
James Hausman

/s/ Teresa Mackintosh	Director	February 29, 2024
Teresa Mackintosh

/s/ James Michael McGuire	Director	February 29, 2024
James Michael McGuire

/s/ Wendy Murdock	Director	February 29, 2024
Wendy Murdock

/s/ Asif Ramji	Director	February 29, 2024
Asif Ramji

/s/ Sonali Sambhus	Director	February 29, 2024
Sonali Sambhus

AvidXchange Holdings, Inc.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS
AUDITED CONSOLIDATED FINANCIAL STATEMENTS
Report of Independent Registered Public Accounting Firm (PCAOB ID: 238)	F-2
Consolidated Balance Sheets as of December 31, 2023 and December 31, 2022	F-4
Consolidated Statements of Operations for the Years Ended December 31, 2023, 2022 and 2021	F-5
Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the Years Ended December 31, 2023, 2022 and 2021	F-6
Consolidated Statements of Cash Flows for the Years Ended December 31, 2023, 2022 and 2021	F-8
Notes to Consolidated Financial Statements	F-11

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of AvidXchange Holdings, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of AvidXchange Holdings, Inc. and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, of changes in convertible preferred stock and stockholders’ equity (deficit) and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO because a material weakness in internal control over financial reporting existed as of that date related to the lack of a sufficient complement of personnel with an appropriate level of accounting knowledge, training, and experience to appropriately analyze, record and disclose accounting matters timely and accurately.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness referred to above is described in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the 2023 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in management’s report referred to above. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Restricted Funds Held for Customers and Payment Service Obligations

As described in Note 2 to the consolidated financial statements, restricted funds held for customers and the corresponding liability of payment service obligations, which totaled $1,578.7 million as of December 31, 2023, represent funds that are collected from customers for payments to their suppliers. The Company determines restricted funds held for customers and the corresponding payment services obligations balances by reconciling cash held by financial institutions and corresponding payments in transit at the end of each period. The balance of these obligations may fluctuate from period to period depending on the timing of the period end and the timing of when outstanding payments clear with financial institutions. The Company has obtained a money transmitter license in all states which require licensure. This model enables AvidXchange to provide commercial payment services to businesses through its “for the benefit of customer” (“FBO”) bank accounts that are restricted for such purposes. The restricted funds held for customers are restricted for the purpose of satisfying the customer’s supplier obligations and are not available for general business use by the Company. The Company maintains these funds in liquid cash accounts and contractually earns interest on these funds held for customers. These funds are recognized as a restricted cash asset and a corresponding liability is recorded for payments due to their suppliers on the Company’s consolidated balance sheets. Additionally, although the Company has largely phased out the model, it historically transmitted buyer customer funds using a legacy model pursuant to which buyer customer funds are held in trust accounts that are maintained and operated by a trustee pending distribution to suppliers in accordance with instructions provided through the Company’s platform. The Company is not the trustee or beneficiary of the trusts which hold these customer deposits; accordingly, the Company does not record these assets and offsetting liabilities on its consolidated balance sheets. The Company contractually earns interest on funds held for certain buyers. The amount of Company and bank customer funds held in all trust-related accounts was approximately $6.3 million as of December 31, 2023.

The principal considerations for our determination that performing procedures relating to restricted funds held for customers and payment service obligations is a critical audit matter are a high degree of audit effort in performing procedures and evaluating audit evidence related to management’s determination of restricted funds for customers and the corresponding liability of payment service obligations.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to restricted funds held for customers and the corresponding liability of payment service obligations, specifically controls related to the matching of cleared payments and the reconciliation of outstanding payments. These procedures also included, among others (i) confirming the existence and accuracy of cash balances for all FBO and trust-related bank accounts and (ii) for the restricted funds held for customers and payment service obligations reconciliation as of December 31, 2023, (a) testing the mathematical accuracy; (b) testing the completeness and accuracy of the reconciling items, including outstanding payments; and (c) agreeing the balance per the reconciliation to the amounts recorded and disclosed in the financial statements.

/s/ PricewaterhouseCoopers LLP

Charlotte, North Carolina

February 29, 2024

We have served as the Company’s auditor since 2017.

AvidXchange Holdings, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	As of December 31,
	2023	2022
Assets
Current assets
Cash and cash equivalents	$406,974	$350,563
Restricted funds held for customers	1,578,656	1,283,824
Marketable securities	44,645	110,986
Accounts receivable, net of allowances of $4,231 and $3,123, respectively	46,689	39,668
Supplier advances receivable, net of allowances of $1,333 and $1,872, respectively	9,744	10,016
Prepaid expenses and other current assets	12,070	12,561
Total current assets	2,098,778	1,807,618
Property and equipment, net	100,985	103,892
Operating lease right-of-use assets	1,628	2,343
Deferred customer origination costs, net	27,663	28,284
Goodwill	165,921	165,921
Intangible assets, net	84,805	98,749
Other noncurrent assets and deposits	3,957	5,189
Total assets	$2,483,737	$2,211,996
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$16,777	$13,453
Accrued expenses	56,367	73,535
Payment service obligations	1,578,656	1,283,824
Deferred revenue	12,851	12,063
Current maturities of lease obligations under finance leases	275	477
Current maturities of lease obligations under operating leases	1,525	1,380
Current maturities of long-term debt	6,425	6,425
Total current liabilities	1,672,876	1,391,157
Long-term liabilities
Deferred revenue, less current	14,742	17,487
Contingent consideration, less current portion	-	70
Obligations under finance leases, less current maturities	62,464	61,974
Obligations under operating leases, less current maturities	3,275	4,657
Long-term debt	69,760	75,912
Other long-term liabilities	4,175	3,295
Total liabilities	1,827,292	1,554,552
Commitments and contingencies
Stockholders' equity
Preferred stock, $0.001 par value; 50,000,000 shares authorized, no shares issued and outstanding as of December 31, 2023 and 2022	-	-
Common stock, $0.001 par value; 1,600,000,000 shares authorized as of December 31, 2023 and 2022; 204,084,024 and 199,433,998 shares issued and outstanding as of December 31, 2023 and 2022, respectively	204	199
Additional paid-in capital	1,678,401	1,632,080
Accumulated deficit	(1,022,160)	(974,835)
Total stockholders' equity	656,445	657,444
Total liabilities and stockholders' equity	$2,483,737	$2,211,996

The accompanying notes are an integral part of these consolidated financial statements.

AvidXchange Holdings, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share data)

	Year Ended December 31,
	2023	2022	2021
Revenues	$380,720	$316,350	$248,409
Cost of revenues (exclusive of depreciation and amortization expense)	121,307	117,864	100,090
Operating expenses
Sales and marketing	77,523	77,733	63,939
Research and development	97,555	83,905	65,147
General and administrative	101,924	91,384	95,817
Impairment and write-off of intangible assets	-	-	1,412
Depreciation and amortization	35,912	32,842	30,738
Total operating expenses	312,914	285,864	257,053
Loss from operations	(53,501)	(87,378)	(108,734)
Other income (expense)
Interest income	20,890	7,164	661
Interest expense	(13,519)	(20,749)	(20,108)
Change in fair value of derivative instrument	-	-	(26,128)
Charge for amending financing advisory engagement letter - related party	-	-	(50,000)
Other income (expenses)	7,371	(13,585)	(95,575)
Loss before income taxes	(46,130)	(100,963)	(204,309)
Income tax expense (benefit)	1,195	321	(4,660)
Net loss	$(47,325)	$(101,284)	$(199,649)

Deemed dividend on preferred stock	-	-	(9,500)
Accretion of convertible preferred stock	-	-	(15,141)
Net loss attributable to common stockholders	$(47,325)	$(101,284)	$(224,290)
Net loss per share attributable to common stockholders, basic and diluted	$(0.23)	$(0.51)	$(2.64)
Weighted average number of common shares used to compute net loss per share attributable to common stockholders, basic and diluted	201,887,669	198,045,805	85,061,417

The accompanying notes are an integral part of these consolidated financial statements.

AvidXchange Holdings, Inc.

Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share and per share data)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)

	Shares	Amount	Shares	Amount
Balances at December 31, 2020	30,081,996	$832,625	50,054,880	$50	$161,116	$(672,273)	$(511,107)
Exercise of stock options	-	-	960,765	1	2,819	-	2,820
Common stock issued for acquisition	-	-	2,529,944	3	30,997	-	31,000
Common stock issued as contingent consideration	-	-	40,804	-	500	-	500
Fair value of call option at acquisition	-	-	-	-	(4,118)	-	(4,118)
Stock-based compensation	-	-	-	-	21,428	-	21,428
Issuance of common stock upon initial public offering, net of underwriting discounts, commissions and other offering costs, including exercise of overallotment option	-	-	26,944,928	27	627,954	-	627,981
Issuance of common stock in connection with amended agreement - related party	-	-	4,080,636	4	49,996	-	50,000
Shares issued upon net settlement of warrants	-	-	740,190	1	(1)	-	-
Repurchase of common stock through call option	-	-	(1,310,777)	(1)	1	-	-
Options issued in connection with bonus program	-	-	-	-	49	-	49
Redemption of senior convertible preferred stock	(2,722,166)	(159,500)	-	-	-	-	-
Premium paid on redemption of senior convertible preferred stock	-	-	-	-	(9,500)	-	(9,500)
Accretion of convertible preferred stock	-	15,141	-	-	(15,141)	-	(15,141)
Conversion of convertible preferred stock to common stock upon initial public offering	(27,359,830)	(688,266)	111,142,439	111	688,155	-	688,266
Conversion of convertible common stock liability to common stock upon initial public offering	-	-	1,455,306	1	36,382	-	36,383
Value of donated common stock	-	-	165,729	-	4,143	-	4,143
Net loss	-	-	-	-	-	(199,649)	(199,649)
Balances at December 31, 2021	-	$-	196,804,844	$197	$1,594,780	$(871,922)	$723,055

AvidXchange Holdings, Inc.

Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders’ Equity (Deficit) (continued)

(in thousands, except share and per share data)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)

	Shares	Amount	Shares	Amount
Balances at December 31, 2021	-	$-	196,804,844	$197	$1,594,780	$(871,922)	$723,055
Cumulative effect adjustment from adoption of new accounting standard for current estimated credit losses	-	-	-	-	-	(1,000)	(1,000)
Cumulative effect adjustment from adoption of new accounting standard related to stock-based compensation	-	-	-	-	629	(629)	-
Exercise of stock options	-	-	411,564	-	1,448	-	1,448
Issuance of common stock upon vesting of restricted stock units, net of shares surrendered for taxes	-	-	1,808,288	2	(2)	-	-
Issuance of common stock for settlement of contingent consideration	-	-	20,564	-	344	-	344
Issuance of common stock under Employee Stock Purchase Plan, or ESPP	-	-	223,009	-	1,570	-	1,570
Stock-based compensation expense	-	-	-	-	31,011	-	31,011
Stock-based compensation expense for ESPP	-	-	-	-	827	-	827
Value of donated common stock	-	-	165,729	-	1,473	-	1,473
Net loss	-	-	-	-	-	(101,284)	(101,284)
Balances at December 31, 2022	-	$-	199,433,998	$199	$1,632,080	$(974,835)	$657,444
Exercise of stock options	-	-	350,081	-	1,570	-	1,570
Issuance of common stock upon vesting of restricted stock units	-	-	3,768,068	4	(4)	-	-
Issuance of common stock under ESPP	-	-	366,148	1	2,232	-	2,233
Stock-based compensation expense	-	-	-	-	40,024	-	40,024
Stock-based compensation expense for ESPP	-	-	-	-	832	-	832
Value of donated common stock	-	-	165,729	-	1,667	-	1,667
Net loss	-	-	-	-	-	(47,325)	(47,325)
Balances at December 31, 2023	-	$-	204,084,024	$204	$1,678,401	$(1,022,160)	$656,445

The accompanying notes are an integral part of these consolidated financial statements.

AvidXchange Holdings, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities
Net loss	$(47,325)	$(101,284)	$(199,649)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization expense	35,912	32,842	30,738
Amortization of deferred financing costs	431	1,357	1,357
Provision for doubtful accounts	2,957	4,989	2,147
Stock-based compensation	40,856	31,838	21,428
Fair value adjustment of contingent consideration	-	-	(122)
Accrued interest	728	815	881
Impairment and write-off on intangible and right-of-use assets	-	2,777	1,412
Loss on fixed asset disposal	-	36	36
Accretion of investments held to maturity	(5,326)	(2,108)	-
Debt extinguishment loss	-	1,579	-
Value of donated common stock	1,667	1,473	4,143
Noncash expense on contract modification - related party	-	-	50,000
Fair value adjustment to derivative instrument	-	-	26,128
Deferred income taxes	721	216	(4,728)
Changes in operating assets and liabilities
Accounts receivable	(8,289)	(10,289)	(4,713)
Prepaid expenses and other current assets	491	(2,324)	(1,759)
Other noncurrent assets	1,605	(707)	(2,367)
Deferred customer origination costs	621	(8)	(4,152)
Accounts payable	2,862	(3,385)	(12,377)
Deferred revenue	(1,956)	(330)	21,910
Accrued expenses and other liabilities	(16,981)	14,036	1,560
Operating lease liabilities	(523)	(224)	(540)
Total adjustments	55,776	72,583	130,982
Net cash provided by (used in) operating activities	8,451	(28,701)	(68,667)
Cash flows from investing activities
Purchases of marketable securities held to maturity	(273,995)	(385,022)	-
Proceeds from maturity of marketable securities held to maturity	345,661	276,144	-
Purchases of equipment	(2,254)	(3,149)	(1,395)
Purchases of real estate	-	(767)	(14,050)
Purchases of intangible assets	(16,050)	(24,655)	(16,931)
Proceeds from sales of property and equipment	-	-	5
Acquisition of business, net of cash acquired	-	-	(46,089)
Contingent consideration and deferred obligation payments near acquisition date	-	-	(1,292)
Supplier advances, net	(1,416)	(2,899)	(4,355)
Net cash provided by (used in) investing activities	51,946	(140,348)	(84,107)
Cash flows from financing activities
Proceeds from issuance of common stock upon initial public offering, net of underwriting discounts and commissions and other offering costs, including exercise of overallotment option	-	-	627,981
Proceeds from the issuance of long-term debt	-	67,367	3,471
Repayments of long-term debt	(1,625)	(106,390)	-
Principal payments on land promissory note	(4,800)	(4,800)	(1,000)
Principal payments on finance leases	(521)	(844)	(1,139)
Proceeds from issuance of common stock	1,570	1,448	2,820
Proceeds from issuance of shares under ESPP	2,233	1,570	-
Convertible preferred stock redeemed	-	-	(169,000)
Debt issuance costs	(743)	(1,212)	-
Payment of acquisition-related liability	(100)	(344)	-
Payment service obligations	294,832	41,478	1,104,726
Net cash provided by (used in) financing activities	290,846	(1,727)	1,567,859
Net increase (decrease) in cash, cash equivalents, and restricted funds held for customers	351,243	(170,776)	1,415,085
Cash, cash equivalents, and restricted funds held for customers
Cash, cash equivalents, and restricted funds held for customers, beginning of year	1,634,387	1,805,163	390,078

AvidXchange, Inc.

Unaudited Consolidated Statements of Cash Flows (continued)

(in thousands)

Cash, cash equivalents, and restricted funds held for customers, end of year	$1,985,630	$1,634,387	$1,805,163

AvidXchange, Inc.

Unaudited Consolidated Statements of Cash Flows (continued)

(in thousands)

	Year Ended December 31,
	2023	2022	2021
Supplementary information of noncash investing and financing activities
Right-of-use assets obtained in exchange for new finance lease obligations	$81	$712	$174
Right-of-use assets obtained in exchange for new operating lease obligations	362	2,831	877
Purchase of real estate in exchange for promissory note	-	-	21,500
Common stock issued on conversion of convertible preferred stock and convertible common stock liability	-	-	724,649
Common stock issued in business combination	-	-	31,000
Common stock issued as contingent consideration	-	344	500
Initial fair value of contingent consideration and deferred payment obligation at acquisition date	-	-	2,672
Property and equipment and intangible asset purchases in accounts payable and accrued expenses	675	400	768
Options issued in connection with bonus compensation	-	-	49
Interest paid on notes payable	6,510	12,880	10,486
Interest paid on finance leases	5,857	5,774	7,384
Cash paid for income taxes	304	125	63

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

Business

AvidXchange provides accounts payable (“AP”) automation software and payment solutions for middle market businesses and their suppliers. The Company’s cloud-based, software and payment platform digitizes and automates the AP workflow for middle market businesses (AvidXchange’s “buyer” customers), and their service providers and vendors (AvidXchange’s “supplier” customers). The Company provides solutions and services throughout North America spanning multiple industries including real estate, community association management, construction, financial services (including banks and credit unions), healthcare facilities, social services, education, media, and hospitality.

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

Segments

The Company operates and manages its business as one reportable segment, which is the same as the operating segment as defined under FASB Accounting Standards Codification ("ASC") Topic 280, Segment Reporting. The Company’s Chief Executive Officer, who is the chief operating decision maker, reviews financial information on a consolidated basis for purposes of making decisions regarding allocating resources and assessing performance. All tangible assets are held in the United States and all revenue is generated in the United States. Refer to “Concentrations” below and Note 3 Revenue from Contracts with Customers for additional entity-wide disclosures.

Restructuring costs

During the fourth quarter of 2023, the Company initiated a restructuring plan to generate cost savings and improve effectiveness of the organization which resulted in a reduction in the Company’s U.S. workforce. The plan was implemented and substantially completed in the fourth quarter of 2023 and is expected to be fully completed in the first quarter of 2024. The Company recorded restructuring costs of $1,880 in the fourth quarter of 2023 from one-time severance charges.

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

Concentrations

Significant Services

A substantial portion of the Company’s revenue is derived from interchange fees earned on payment transactions processed as virtual commercial cards (“VCC”). The Company utilizes service providers to process these transactions. Revenue from one service provider represented 30% and 29% of total revenue for the years ended December 31, 2023 and 2022, respectively. The revenue from this service provider was less than 10% of total revenue for the year ended December 31, 2021. Accounts receivable from this service provider represented 38% and 29% of accounts receivable, net as of December 31, 2023 and 2022, respectively. Revenue from a second provider represented 15%, 24%, and 47% of total revenue for the years ended December 31, 2023, 2022 and 2021, respectively. Accounts receivable from this second service provider represented 12% and 28% of accounts receivable, net as of December 31, 2023 and 2022, respectively.

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

	As of December 31,
	2023	2022
Outstanding Transaction Liabilities	$1,568,280	$1,242,155
Other unregulated settlements	10,376	41,669
Total payment service obligations	$1,578,656	$1,283,824

The Company historically transmitted buyer customer funds using a legacy model, pursuant to which buyer customer funds are held in trust accounts that are maintained and operated by a trustee pending distribution to suppliers in accordance with instructions provided through the Company's platform. The Company is not the trustee or beneficiary of the trusts which hold these buyer deposits; accordingly, the Company does not record these assets and offsetting liabilities on its consolidated balance sheets. The Company has largely phased out this model, although certain banks that resell our products and services continue to leverage a similar structure. The Company contractually earns interest on funds held for certain buyers. The amount of Company

AvidXchange Holdings, Inc.

Notes to the Consolidated Financial Statements

(in thousands, except share and per share data)

and bank customer funds held in trust-related accounts was approximately $6,269 and $135,058 as of December 31, 2023 and 2022, respectively.

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

Marketable Securities

Marketable securities consist of short-term investments in corporate bonds, commercial paper, certificates of deposit, and U.S. Treasury and agency bonds. To reflect its intention, the Company classifies its marketable securities as held-to-maturity at the time of purchase. As a result, the marketable securities are recorded at amortized cost and any gains or losses realized upon maturity are reported in other income (expense) in the consolidated statements of operations.

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

Supplier advances receivable represent amounts that have been advanced as part of the AvidXchange’s Payment Accelerator product (formerly known as Invoice Accelerator) but have not been collected. Advances are collected from the buyer customer once the buyer initiates the transfer of funds for the invoice that was previously advanced. If the buyer does not transfer the funds as expected, the Company is exposed to losses. The Company’s experience with such delinquencies by buyer customers has been immaterial. Supplier advances receivable are stated net of expected credit losses. The Company estimates expected credit losses related to supplier advances receivable balances based on a review of available and relevant information including current economic conditions, projected economic conditions, historical loss experience, account aging, and other factors that could affect collectability. Expected credit losses are determined individually or collectively depending on whether the accounts receivable balances share similar risk characteristics. The allowance for credit losses for supplier advances is assessed at period end and the measurement of the allowance is included as a component of cost of revenues in the Company’s consolidated statements of operations. Supplier advances receivable balances are charged against the allowance when the Company determines it is probable the receivable will not be recovered after collection efforts and legal actions have been exhausted. The Company classifies the fees charged to supplier customers as cash flows from operating activities with the remaining accelerated advancements and recoupments classified as cash flows from investing activities on a net basis within the consolidated statements of cash flows.

AvidXchange Holdings, Inc.

Notes to the Consolidated Financial Statements

(in thousands, except share and per share data)

Property and Equipment

Property and equipment are recorded at cost at the date of acquisition plus the cost of additions and improvements that increase the useful lives of assets. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets, which range from three to seven years, except for buildings which have estimated useful lives of up to 35 years. Assets recorded under leasehold improvements are amortized over the shorter of their useful lives or related lease terms. Repairs and maintenance expenditures are expensed as incurred. The cost and related accumulated depreciation and amortization of assets sold or disposed are removed from the accounts and the resulting gain or loss is reflected in operating expenses. The carrying value of all long-lived assets is reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable, in accordance with FASB ASC Topic 360, Property, Plant, and Equipment. Assets under finance leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The amortization period is based on whether ownership transfers at the end of the lease, including the presence of a bargain purchase option. If ownership transfers or the Company has the option for a bargain purchase, the asset is depreciated over its useful life. If neither of the above criteria are present, the asset is depreciated over the life of the lease. Amortization of assets recorded as finance leases is included in the line item depreciation and amortization in the Company’s consolidated statements of operations.

Leases

The Company accounts for leases under FASB ASC Topic 842, Leases, and elected the following accounting policies and practical expedients related to this standard:

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

Intangible Assets and Goodwill

The Company capitalizes costs related to the development of its software services and certain projects for internal use in accordance with FASB ASC Topic 350, Intangibles – Goodwill and Other. These capitalized costs are primarily related to the integrated invoice processing and payment solutions and services hosted by the Company and accessed by its customers on a subscription and transaction basis. Costs incurred in the preliminary stages of development are expensed as incurred. Once an application has reached the development stage, internal and external costs, if direct, are capitalized until the software is substantially complete and ready for its intended use. The Company also capitalizes costs related to specific upgrades and enhancements when it is probable the expenditures will result in additional functionality. Capitalized costs are recorded as part of Intangible assets, net. Maintenance and training costs are expensed as incurred. Internally developed software is amortized on a straight-line basis over its estimated useful life, generally three years.

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

Common Stock Repurchases

The Company is incorporated in the State of Delaware. Under the laws of that state, shares of its own common stock that are acquired by the Company, if any, constitute authorized but unissued shares. The cost of the acquisition by the Company of shares of its own stock in excess of the aggregate par value of the shares first reduces additional paid-in-capital, to the extent available, with any residual cost applied as an increase to accumulated deficit.

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

Advertising Costs

Advertising and marketing costs are included in operating expenses and are expensed as incurred. The Company incurred advertising and marketing costs of approximately $8,606, $8,310 and $5,964 for the years ended December 31, 2023, 2022 and 2021, respectively.

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

The Company recognizes all material tax positions, including uncertain tax positions, when it is more-likely-than-not that the position will be sustained based on its technical merits and if challenged by the relevant tax authorities. All tax years since 2020 are open for potential examination by taxing authorities as of December 31, 2023. However, tax authorities may have the right to examine prior periods where net operating losses or tax credits were generated and carried forward. The tax authorities may make adjustments up to the amount of the net operating loss or credit carryforward. The Company’s policy is to record interest and penalties related to uncertain tax positions in income tax expense.

Retirement Plan

The Company has a 401(k) defined contribution plan. Under the plan, each employee meeting the minimum age requirement and with at least one month of service is eligible to participate. Benefits vest immediately. The Company matching contribution is 100 percent of the first 3 percent and 50 percent of the next 2 percent of compensation that a participant contributes to the plan. The Company made contributions of $5,025, $4,817 and $3,855 to the plan, net of forfeitures, for eligible and participating employees for the years ended December 31, 2023, 2022 and 2021, respectively. Contributions are subject to certain IRS limitations.

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

The Company has recorded these assets and liabilities at their fair value. In association with this plan, $1,866 and $1,611 were included in other noncurrent assets and $2,398 and $1,803 were included in noncurrent liabilities as of December 31, 2023 and 2022, respectively, on the Company's consolidated balance sheets.

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

Fair Value Measurements

The Company’s financial instruments consist of cash and cash equivalents, marketable securities, trade receivables, assets of the rabbi trust, AP, deferred compensation liabilities, debt, and, prior to the Company's IPO, the liability related to the convertible common stock conversion feature. The carrying amount of cash, trade receivables, and AP approximate fair value due to the short-term maturity. The carrying value of long-term debt approximates its estimated fair value which is based on estimated borrowing rates currently available to the Company for similar debt issues. Marketable securities are classified as held-to-maturity and carried at amortized cost.

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

New Accounting Pronouncements

Recently Adopted Accounting Standards

In June 2016, the FASB ASU 2016-13, Financial Instruments, Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which amends the guidance on the impairment of financial instruments by requiring measurement and recognition of expected credit losses for most financial assets, including trade receivables, and other instruments that are not measured at fair value through net income (the “CECL” framework). ASU 2016-13 was effective for public business entities for

AvidXchange Holdings, Inc.

Notes to the Consolidated Financial Statements

(in thousands, except share and per share data)

fiscal years beginning after December 15, 2019. Under the Company's prior status as an emerging growth company, the Company had delayed the adoption of ASU 2016-13. However, the Company lost its status as an emerging growth company on December 31, 2022, and ASU 2016-13 became effective for the Company as of January 1, 2022. On adoption, the Company recorded approximately $1,000 cumulative effect adjustment to accumulated deficit in connection with expected credit losses on its accounts receivable and supplier advances receivable. The adoption had an insignificant impact on the 2022 information presented in the Company’s 2022 quarterly reports on Form 10-Q.

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

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, which requires significant additional disclosures about income taxes, primarily focused on the disclosure of income taxes paid and the rate reconciliation table. The new guidance will be applied prospectively (with retrospective application permitted) and is effective for calendar year-end public business entities in the 2025 annual period and in 2026 for interim periods, with early adoption permitted. The Company is assessing the impact of this guidance on its financial statements.
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

Product offerings which address the needs of AvidXchange’s fast-growing network of suppliers currently include AvidPay Direct (“APD”) and Payment Accelerator. The APD service eliminates paper checks and provides suppliers with the opportunity to receive electronic payments with enhanced remittance data. The Payment Accelerator service expands the opportunity to manage cash flows and receive payments even faster by allowing suppliers to advance payment on qualifying invoices. Revenues are generated on a per transaction basis for each payment that is advanced and/or processed using APD. The per transaction fee includes both a fixed and a variable component based on the spend per payment. There are currently no other monthly, annual, or start up fees associated with the supplier contract. Given that the underlying fees are based on unknown services to be performed over the contract term, the total consideration is determined to be variable. The variable consideration is usage-based and therefore, it specifically relates to the Company’s efforts to satisfy its obligation to the supplier. The variability is satisfied each time a service is provided to the supplier and the variable fees are recognized at the time of service.

Payment revenue also includes interest income received from buyer customer deposits held during the payment clearing process. Such funds are deposited in Company owned accounts, or to a lesser extent, trust accounts that are maintained and operated by a trustee.

Services Revenue

Services revenue is derived from the sale of professional services that are distinct and are recognized at the point in time the benefit transfers to the customer.

Disaggregation of Revenue

The table below presents the Company’s revenues disaggregated by type of services performed.

AvidXchange Holdings, Inc.

Notes to the Consolidated Financial Statements

(in thousands, except share and per share data)

	Year ended December 31,
	2023	2022	2021
Software revenue	$112,184	$99,541	$87,885
Payment revenue	265,112	213,842	157,930
Services revenue	3,424	2,967	2,594
Total revenues	$380,720	$316,350	$248,409

Payment revenue includes $40,603, $10,992, and $3,553 of interest income for the years ended December 31, 2023, 2022 and 2021, respectively, which do not represent revenues recognized in the scope of FASB ASC Topic 606, Revenue from contracts with customers, or ASC 606.

Contract Assets and Liabilities

The Company’s rights to payments are not conditional on any factors other than the passage of time, and as such, AvidXchange does not have any contract assets. Contract liabilities consist primarily of advance cash receipts for services (deferred revenue) and are recognized as revenue when the services are provided.

The table below presents information on accounts receivable and contract liabilities.

	As of December 31,
	2023	2022
Trade accounts receivable, net	$16,261	$14,152
Payment processing receivable, net	30,428	25,516
Accounts receivable, net	$46,689	$39,668
Contract liabilities	$27,593	$29,550

Significant changes in the contract liabilities balance are as follows:

	Year Ended December 31,
	2023	2022
Revenue recognized included in beginning of period balance	$(9,729)	$(7,849)
Cash received, excluding amounts recognized as revenue during the period	7,772	7,519

The table below presents a summary of changes in the Company’s allowance for credit losses:

	Accounts Receivable
	Allowance for Credit Losses	Allowance for Returns	Supplier Advances Receivable Allowance

Allowance for credit losses, December 31, 2020	$278	$1,491	$1,099
Amounts charged to contra revenue, cost of revenues and expenses	379	350	1,400
Amounts written off as uncollectable	(215)	-	(1,757)
Recoveries of amounts previously written off	-	-	363
Allowance for credit losses, December 31, 2021	442	1,841	1,105
Adjustment to allowance on adoption of ASU 2016-13	400	-	600
Amounts charged to contra revenue, cost of revenues and expenses	837	93	2,550
Amounts written off as uncollectable	(140)	-	(3,524)
Recoveries of amounts previously written off	-	-	1,141
Deduction released to revenue	-	(350)	-
Allowance for credit losses, December 31, 2022	1,539	1,584	1,872
Amounts charged to contra revenue, cost of revenues and expenses	1,308	598	538
Amounts written off as uncollectable	(705)	-	(2,237)
Recoveries of amounts previously written off	-	-	1,160
Deduction released to revenue	-	(93)	-
Allowance for credit losses, December 31, 2023	$2,142	$2,089	$1,333

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

AvidXchange Holdings, Inc.

Notes to the Consolidated Financial Statements

(in thousands, except share and per share data)

The Company applies the practical expedient in ASC 606, paragraph 606-10-50-14(b) and does not disclose information about remaining performance obligations related to transaction and processing services that qualify for recognition in accordance with paragraph 606-10-55-18 ASC 606. These contracts contain variable consideration for stand-ready performance obligations for which the exact quantity and mix of transactions to be processed are contingent upon the buyer or supplier request. These contracts also contain fixed fees and non-refundable upfront fees; however, these amounts are not considered material to total consolidated revenue.

The Company’s remaining performance obligation consists of contracts with financial institutions who are using the ASCEND solution. These contracts generally have a duration of two to five years and contain fixed maintenance fees that are considered fixed price guarantees. Remaining performance obligation consisted of the following:

	Current	Noncurrent	Total
As of December 31, 2023	$15,031	$20,403	$35,434
As of December 31, 2022	15,143	22,546	37,689

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

The following tables present information about deferred contract costs:

	Year Ended December 31,
	2023	2022	2021
Capitalized sales commissions and implementation costs	$11,748	$11,906	$14,656
Amortization of deferred contract costs
Costs to obtain contracts included in sales and marketing expense	$6,101	$5,658	$4,987
Costs to fulfill contracts included in cost of revenue	6,268	6,240	5,517

4. Business Combination

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

No payments were earned related to the 2022 and 2023 performance targets. As of December 31, 2023, there were no potential additional payments to be earned.

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

The calculation of fair value for the acquired assets and liabilities was prepared using primarily Level 3 inputs under FASB ASC Topic 820, Fair Value Measurements and Disclosures. The Company determined the fair value of the identifiable intangible assets acquired with the assistance of third-party valuation consultants. The determination of fair value utilized the relief-from-royalty method for the acquired technology and the trade name. The multi-period excess earnings method was utilized to determine the fair value of the customer relationships. The amount recorded for acquired technology represents the estimated fair value of FastPay's payment technology. The amount recorded for customer relationships represents the fair values of the underlying relationship with FastPay's customers. The amount recorded for trade name represents the fair value of the brand recognition of FastPay. The weighted average useful life of acquired intangibles is 12 years. The goodwill balance is primarily attributable to the assembled workforce and expanded market opportunities within the market verticals in which FastPay operates. The goodwill balance is not deductible for tax purposes. From the date of the acquisition through December 31, 2021, the Company recorded measurement-period adjustments which are included in the table above. These adjustments increased the consideration paid by $126 for adjustments to the preliminary working capital balances and recognized a deferred tax liability of $4,807, resulting in a corresponding increase in goodwill. During the years ended December 31, 2023 and 2022, the Company did not make any adjustments to the purchase price allocation for FastPay.

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

AvidXchange Holdings, Inc.

Notes to the Consolidated Financial Statements

(in thousands, except share and per share data)

The following common share equivalent securities have been excluded from the calculation of weighted average common shares outstanding because the effect is anti-dilutive for the periods presented:

	Year Ended December 31,
Anti-Dilutive Common Share Equivalents	2023	2022	2021
Stock options	8,175,088	7,131,150	5,301,146
Restricted stock units	8,919,024	7,877,598	3,476,841
Employee stock purchase plan	72,927	68,030	-
Total anti-dilutive common share equivalents	17,167,039	15,076,778	8,777,987

Basic and diluted net loss per common share is calculated as follows:

	Year Ended December 31,
	2023	2022	2021
Numerator:
Net loss	$(47,325)	$(101,284)	$(199,649)
Deemed dividend on preferred stock	-	-	(9,500)
Accretion of convertible preferred stock	-	-	(15,141)
Net loss attributable to common stockholders	$(47,325)	$(101,284)	$(224,290)
Denominator:
Weighted-average common shares outstanding, basic and diluted	201,887,669	198,045,805	85,061,417
Net loss per common share, basic and diluted	$(0.23)	$(0.51)	$(2.64)

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

	As of December 31, 2023
Description	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market mutual funds (1)	$226,715	$-	$-	$226,715
Rabbi trust-owned life insurance policies (at cash surrender value) (2)	-	1,866	-	1,866
Total assets	$226,715	$1,866	$-	$228,581

Other long-term liabilities
Deferred compensation	$-	$2,398	$-	2,398
Total liabilities	$-	$2,398	$-	$2,398

	As of December 31, 2022
Description	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market mutual funds (1)	$147,149	$-	$-	$147,149
Rabbi trust-owned life insurance policies (at cash surrender value) (2)	-	1,611	-	1,611
Total assets	$147,149	$1,611	$-	$148,760

Other long-term liabilities
Deferred compensation	$-	$1,803	$-	1,803
Total liabilities	$-	$1,803	$-	$1,803

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

7. Marketable Securities

Marketable securities consist of corporate bonds, commercial paper, certificates of deposit, and U.S. Treasury and agency bonds, and are classified as held-to-maturity. Investments held in marketable securities had contractual maturities of less than one year as of December 31, 2023. As the Company invests in short-term and high credit quality marketable securities, the Company expects to receive fixed par value without any loss of principle at the maturity of each security. Therefore, an allowance for expected credit losses is not recognized as of December 31, 2023 and 2022.

The following presents information about the Company’s marketable securities:

	As of December 31, 2023
Sector	Amortized Cost	Allowance for credit losses	Net Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Financial	$44,645	$-	$44,645	$-	$(14)	$44,631
Total	$44,645	$-	$44,645	$-	$(14)	$44,631

	As of December 31, 2022
Sector	Amortized Cost	Allowance for credit losses	Net Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Financial	$80,831	$-	$80,831	$8	$(32)	$80,807
Government	15,071	-	15,071	5	-	15,076
Industrial	15,084	-	15,084	-	(3)	15,081
Total	$110,986	$-	$110,986	$13	$(35)	$110,964

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

The following table presents information about the Company’s investments that were in an unrealized loss position and for which an other-than-temporary impairment has not been recognized in earnings:

	Year Ended December 31,
	As of December 31, 2023	As of December 31, 2022
Aggregate fair value of investments with unrealized losses (1)	$33,578	$59,595
Aggregate amount of unrealized losses	(14)	(35)

(1)	Investments have been in a continuous loss position for less than 12 months

8. Property and Equipment

Property and equipment and their general useful lives as of December 31, 2023 and 2022 consists of the following:

AvidXchange Holdings, Inc.

Notes to the Consolidated Financial Statements

(in thousands, except share and per share data)

		December 31,
	Useful Life	2023	2022
Land	Indefinite	$37,364	$37,364
Office equipment	5 Years	2,799	2,125
Computer equipment	5 Years	19,473	18,401
Computer software	3 Years	4,070	3,254
Furniture	7 Years	7,388	7,388
Headquarters facilities	25 - 35 Years	67,384	67,384
Leasehold improvements	Shorter of lease term or useful life	7,076	7,060
Total property and equipment		145,554	142,976
Less: Accumulated depreciation and amortization		(44,569)	(39,084)
Total property and equipment, net of accumulated depreciation and amortization		$100,985	$103,892

Depreciation and amortization expense charged against property and equipment was $5,917, $6,081, and $6,633 for the three years ended December 31, 2023, 2022, and 2021, respectively. Depreciation and amortization expense associated with finance leases was $1,976, $2,469, and $3,352 for the three years ended December 31, 2023, 2022, and 2021, respectively.

Impairment Loss and Write-off

As described in Note 10, the Company recognized accelerated depreciation of $77 on leasehold improvements in connection with the abandonment of an operating ROU asset during the year ended December 31, 2022. This loss is reported in general and administrative expense in the consolidated statements of operations.

9. Intangible Assets and Goodwill

Intangible Assets

The following table presents information about capitalized software development costs:

	Year Ended December 31,
Capitalized software development costs	2023	2022	2021
Capitalized	$16,054	$17,890	$16,931
Amortized	$15,500	$12,186	$11,249

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

	December 31, 2023
	Weighted Average	Gross	Accumulated
	Useful Life	Amount	Amortization	Net Amount
Internally developed software	3 Years	101,471	(74,655)	26,816
Non-compete	4 Years	6,194	(3,738)	2,456
Customer relationships	9 Years	72,512	(37,601)	34,911
Technology	7 Years	45,791	(30,178)	15,613
Trade name	10 Years	7,748	(2,739)	5,009
Total intangible assets		$233,716	$(148,911)	$84,805

AvidXchange Holdings, Inc.

Notes to the Consolidated Financial Statements

(in thousands, except share and per share data)

	December 31, 2022
	Weighted Average	Gross	Accumulated
	Useful Life	Amount	Amortization	Net Amount

Internally developed software	3 Years	85,923	(59,661)	26,262
Non-compete	4 Years	6,194	(2,079)	4,115
Customer relationships	9 Years	72,512	(29,327)	43,185
Technology	7 Years	45,791	(26,314)	19,477
Trade name	10 Years	7,748	(2,038)	5,710
Total intangible assets		$218,168	$(119,419)	$98,749

Total amortization expense associated with identifiable intangible assets was as follows:

	Year Ended December 31,
	2023	2022	2021
Total amortization expense associated with identifiable intangible assets	$29,995	$26,761	$24,105

The estimated future amortization is expected as follows:

2024	$27,908
2025	20,126
2026	12,877
2027	4,317
2028	4,046
Thereafter	15,531
$84,805

Goodwill

The following table sets forth the changes in the carrying amount of the Company’s goodwill:

Goodwill
Balance at January 1, 2022	$165,921
Acquisitions	-
Balance at December 31, 2022	165,921
Acquisitions	-
Balance at December 31, 2023	$165,921

Impairment and write-off of intangible assets

Impairment and write-off expense related to internally developed software projects was as follows:

	Year Ended December 31,
	2023	2022	2021
Impairment and write-off of intangible assets	$-	$-	$1,412

10. Leases and Leasing Commitments

The Company's leases and lease commitments consist primarily of operating leases for office space and financing leases for IT equipment and an office building on its Charlotte, North Carolina headquarters campus. During the year ended December 31, 2023, the Company recorded $362 for an additional ROU asset and related operating lease liability for leased space to relocate one of its offices in January 2023. During the year ended December 31, 2022, the Company recorded $2,831 for an additional ROU asset and related operating lease liability for leased space adjacent to its headquarters campus that commenced in January 2022.

AvidXchange Holdings, Inc.

Notes to the Consolidated Financial Statements

(in thousands, except share and per share data)

Supplemental cash flow information related to the Company’s operating and finance leases was as follows:

	Year Ended December 31,
	2023	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Financing cash flows for finance leases	$521	$844	$1,139
Operating cash flows for finance leases	5,857	5,774	7,384
Operating cash flows for operating leases	2,231	2,011	1,781
Right of use assets obtained in exchange for new lease obligations:
Finance lease liabilities	81	712	174
Operating lease liabilities	362	2,831	877

The components of lease expense were as follows:

	Year Ended December 31,
Lease cost	2023	2022	2021
Finance lease cost
Amortization of right-of-use assets	$1,976	$2,469	$3,352
Interest on lease liabilities	6,584	6,535	8,272
Operating lease expense	1,709	1,786	1,241
Short-term lease cost	-	658	332
Variable lease cost	260	186	286
Sublease income	-	-	(145)
Total lease cost	$10,529	$11,634	$13,338

Gross finance lease ROU assets reported in the consolidated balance sheets are as follows:

	As of December 31,
	2023	2022
Included in property and equipment, net	$74,634	$74,986

Other information related to leases for the year ended December 31, 2023 was as follows:

	Year Ended December 31,
Weighted average remaining lease term	2023	2022	2021
Corporate offices operating leases	4 years	5 years	4 years
Corporate offices finance leases	28 years	29 years	30 years
IT equipment finance leases	1 years	2 years	1 year

Weighted average discount rate
Corporate offices operating leases	11.2%	11.4%	10.6%
Corporate offices finance leases	10.5%	10.5%	10.6%
IT equipment finance leases	8.0%	7.4%	6.5%

The maturities of lease liabilities under non-cancelable operating and finance leases were as follows:

	As of December 31, 2023
	Operating Leases	Financing Leases
2024	$1,995	$6,216
2025	1,613	6,139
2026	811	6,174
2027	658	6,264
2028	606	6,376
Thereafter	309	190,977
Total minimum lease payments	5,992	222,146
Less: Imputed interest	(1,192)	(159,407)
Net lease obligation	$4,800	$62,739

AvidXchange Holdings, Inc.

Notes to the Consolidated Financial Statements

(in thousands, except share and per share data)

Impairment Losses and Write-offs

During the year ended December 31, 2022, the Company recognized impairment losses and write-offs of $2,700 in connection with two ROU assets in general and administrative expense in its consolidated statements of operations. The Company assessed the recoverability of leased space adjacent to its headquarters campus and concluded that as the space could not be subleased, it had no further economic benefit to the Company and was deemed to be abandoned. In addition, the Company vacated part of its leased office space in Sandy, Utah and listed it for sublease. As a result, a portion of the carrying value of the lease was determined not to be recoverable and an impairment loss and write-off was recognized in general and administrative expense in the consolidated statements of operations.

11. Long-Term Debt

Long-term debt as of December 31, 2023 and 2022:

	As of December 31,
	2023	2022
Term loan facility	$63,375	$65,000
Promissory note payable for land acquisitions	13,900	18,700
Total principal due	77,275	83,700
Current portion of term loan and promissory notes	(6,425)	(6,425)
Unamortized portion of debt issuance costs	(1,090)	(1,363)
Long-term debt	$69,760	$75,912

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

Under the 2022 Credit Agreement and subject to specific conditions, the Company may request, and the lenders have the right, but not the obligation, to increase the 2022 Revolver or add an additional term loan facility by an aggregate amount (for all such increases) not to exceed $50,000 as of December 31, 2023.

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

•
$30,000 5-year revolving credit facility (the "2022 Revolver"); and
•
$65,000 5-year term loan facility (the "2022 Term Loans").

Letters of credit may be issued by KeyBank pursuant to the 2022 Credit Agreement and the availability under the 2022 Revolver will be reduced by any outstanding letters of credit. Effective July 1, 2023, the Company's landlord canceled the standby letter of credit as it was no longer required. As December 31, 2023, no letters of credit were outstanding.

As of December 31, 2023, the aggregate amount available to borrow under the 2022 Credit Agreement was $30,000 and the effective interest rate of the 2022 Term Loans was 8.25%.

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

The 2022 Credit Agreement also contains three financial covenants, measured on a consolidated basis. First, there must be liquidity (which is defined as availability under the 2022 Revolver, plus unrestricted cash) that is more than the greater of (1) $35,000, and (2) 35% of the Total Commitment Amount (as defined in the 2022 Credit Agreement). Second, as of the end of each quarter, total revenue on a trailing four-quarter basis must be greater than the requirements set forth in the 2022 Credit Agreement. Third, for each period of four consecutive quarters ending on December 31, 2024, and at the end of each fiscal quarter thereafter, Consolidated EBITDA (as defined in the 2022 Credit Agreement) must not be less than $10,000. The Company was in compliance with its financial debt covenants as of December 31, 2023.

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

Revolving Credit Facility

There was no balance outstanding under the 2022 Revolver as of December 31, 2023 or December 31, 2022. The Company is required to pay on a quarterly basis a commitment fee of 0.3% per annum with respect to the amount of the 2022 Revolver.

Deferred Financing Costs

In connection with the extinguishment of the previous senior secured credit facility, the remaining balance of $1,579 of deferred financing costs associated with the 2019 Term Loans were written off and included as general and administrative expense in the year ended December 31, 2022.

The Company recorded $1,363 of deferred financing costs in connection with closing the 2022 Credit Agreement. This amount will be amortized over the five year term of the agreement.

The Company has $604 and $385 in deferred financing costs included in other noncurrent assets and deposits, and $1,090 and $1,363 of deferred financing costs associated with its term loans recorded net of long-term debt as of December 31, 2023 and 2022, respectively.

Amortization of deferred financing costs was $431, $1,357, and $1,357 for the years ended December 31, 2023, 2022, and 2021, respectively, which is presented in the consolidated statements of operations as interest expense.

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

Aggregate Future Maturities

Aggregate future maturities of long-term debt for the next five years and thereafter (including current portion) as of December 31, 2023 are as follows:

2024	$6,425
2025	8,050
2026	7,550
2027	55,250
2028	-
Thereafter	-
Total	$77,275

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

As of December 31, 2023 and 2022, no shares of preferred stock were outstanding.

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

Common Stock

As of December 31, 2023, the Company had reserved a total of 44,745,518 of its 1,600,000,000 shares of common stock for future issuance as follows:

As of December 31, 2023
Outstanding stock options	8,175,088
Restricted stock units	8,919,024
Available for future issuance under stock award plans	21,576,067
Available for future issuance under employee stock purchase plan	6,075,339
Total common shares reserved for future issuance	44,745,518

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

	Year Ended December 31,
	2023	2022	2021
Fair value, beginning of period	$-	$-	$10,254
Change in fair value	-	-	26,128
Redeemed	-	-	(36,382)
Fair value, end of period	$-	$-	$-

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

On November 13, 2023, the Company’s board of directors approved the issuance of 165,729 shares of common stock in connection with the Pledge Agreement. The issuance of these shares of common stock resulted in the recognition of $1,667 of expense that was recorded in general and administrative expense in the fourth quarter of 2023.

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

Beginning on January 1, 2022 and continuing through January 1, 2031, the number of shares of common stock that will be reserved for issuance under the 2021 Plan will automatically increase on January 1 of each year. The increase will be the lesser of (i) 5% of the total number of shares of our common stock outstanding on December 31 of the immediately preceding year or (ii) 18,023,020 shares, provided that before the date of any such increase, the Company's board of directors may determine that such increase will be less than the amount set forth in clauses (i) and (ii). The maximum number of shares of common stock that may be issued on the exercise of incentive stock options under the 2021 Plan is 26,013,196 shares. On January 1, 2023, the number of shares of common stock available to issue under the 2021 Plan increased by 9,971,700. As of December 31, 2023, the Company had 21,576,067 shares of common stock allocated to the 2021 Plan but not issued or subject to outstanding awards.

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

Initially, the number of shares of common stock reserved for issuance pursuant to the ESPP was 2,703,452 when it became effective upon the consummation of the Company’s initial public offering. The number of shares of the Company's common stock reserved for issuance under the ESPP automatically increases on January 1 of each year for a period of up to ten years, beginning on January 1, 2022 and continuing through January 1, 2031, by the lesser of (i) 1% of the total number of shares of our common stock outstanding on December 31 of the immediately preceding year or (ii) 2,703,452 shares, provided that before the date of any such increase, our board of directors may determine that such increase will be less than the amount set forth in clauses (i) and (ii). Shares issuable pursuant to the ESPP may be authorized, but unissued, or reacquired shares of our common stock. On January 1, 2023, the number of shares of common stock reserved for issuance under the ESPP increased by 1,994,340. As of December 31, 2023, the number of shares of common stock reserved for issuance under the ESPP was 6,075,339.

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

AvidXchange Holdings, Inc.

Notes to the Consolidated Financial Statements

(in thousands, except share and per share data)

Stock option activity for the year ended December 31, 2023 was as follows:

	Stock Options
			Weighted Average
	Number of Stock	Weighted Average	Remaining	Aggregate
	Options Outstanding	Exercise Price	Contractual Life	Intrinsic Value
Balance as of December 31, 2022	7,131,150	$8.37	7.61	$16,849
Granted	1,748,480	9.00
Exercised	(350,081)	4.48
Cancelled	(319,451)	9.23
Expired	(35,010)	7.11
Balance as of December 31, 2023	8,175,088	$8.64	7.22	$31,135
Vested and exercisable	4,618,922	$8.16	6.30	$19,846
Vested and expected to vest	8,175,088	$8.64	7.22	$31,135

As of December 31, 2023, the total unamortized stock-based compensation expense related to the unvested stock options was $12,462, which the Company expects to amortize over a weighted average period of 2.3 years.

The weighted-average grant date fair value of options granted during the years ended December 31, 2023, 2022, and 2021 was $4.55, $3.01, and $5.32 per share, respectively and the fair value of shares vested during the years ended December 31, 2023, 2022, and 2021 was $6,989, $6,371, and $2,598, respectively. The total cash received from exercises of share options during the years ended December 31, 2023, 2022, and 2021 was $1,580, $1,448, and $2,820, respectively. The Company provides a full valuation allowance against its net deferred tax asset and therefore did not recognize a tax benefit for stock option exercises in either of the years presented. The total intrinsic value of options exercised during the years ended December 31, 2023, 2022, and 2021 was $1,874, $2,074, and $9,547, respectively. The intrinsic value was calculated as the difference between the estimated fair value of the Company’s common stock at exercise and the exercise price of the in-the-money options.

The fair value of stock-based awards granted is estimated on the date of grant using the Black-Scholes option-pricing model based on the following assumptions:

	2023	2022	2021
Estimated dividend yield	0%	0%	0%
Expected volatility	45.70% - 59.32%	46.06% - 59.60%	43.59% - 45.24%
Risk-free interest rate	4.42% - 5.31%	2.15% - 4.04%	0.62% - 1.13%
Expected term in years	4.28	3.95	5.98

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

AvidXchange Holdings, Inc.

Notes to the Consolidated Financial Statements

(in thousands, except share and per share data)

RSU activity for the year ended December 31, 2023 was as follows:

	Restricted Stock Units
	Number of Restricted	Weighted Average
	Stock Outstanding	Grant Date Fair Value
Balance as of December 31, 2022	7,877,598	$9.07
Granted	5,845,087	9.00
Released	(3,768,068)	9.21
Cancelled	(1,035,593)	8.66
Balance as of December 31, 2023	8,919,024	$8.98

As of December 31, 2023, the total unamortized stock-based compensation expense related to the unvested RSUs was $63,114, which the Company will amortize over a weighted average period of 2.7 years.

Stock-Based Compensation Expense

Stock options and RSUs

Stock-based compensation expense from stock options and RSUs, reduced for actual forfeitures, was included in the following line items in the accompanying consolidated statement of operations:

	Year Ended December 31,
	2023	2022	2021
Cost of revenues	$4,530	$3,963	$2,775
Sales and marketing	4,806	4,623	4,105
Research and development	10,892	8,580	4,675
General and administrative	19,796	13,845	9,873
Total	$40,024	$31,011	$21,428

Employee Stock Purchase Plan

Stock-based compensation expense from the ESPP was $832 and $827 for the years ended December 31, 2023 and 2022, respectively. ESPP expense is based on the estimated fair value of the option to purchase shares at a discount and uses grant date inputs including the purchase discount, expected contributions and stock price.

15. Commitments and Contingencies

Letters of Credit

Effective July 1, 2023, the Company's landlord cancelled the standby letter of credit as it was no longer required. As of December 31, 2023, no letters of credit were outstanding.

Resolution of Loss Contingency

During the year ended December 31, 2023 the Company paid approximately $1,400 related to a commercial dispute. The amount recorded is net of recoveries. The amount was recorded in general and administrative expenses in the consolidated statements of operations in the year ended December 31, 2023. There were no additional amounts accrued at the year ended December 31, 2023.

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

The investigation determined that the incident primarily affected systems that were used for back-office activities. Data was exfiltrated from these systems and posted on the dark web. The data consisted of confidential information from the Company's files, including personally identifiable information, primarily information of Company employees, former employees, and their dependents, and the bank account information of some customers. The Company cooperated with inquiries about the incident from three state consumer and financial service regulators, provided notices to impacted customers and individuals, and complied with regulatory requirements of various states that address notice and credit monitoring. The Company delivered all required notices during the fourth quarter of 2023 and considers the investigation complete.

AvidXchange Holdings, Inc.

Notes to the Consolidated Financial Statements

(in thousands, except share and per share data)

Expenses Incurred and Future Costs

During the year ended December 31, 2023, the Company incurred costs of $5,433 in response to the incident, including professional services and legal fees, before insurance recoveries. While a loss from these matters is possible, the Company is unable at this time to reasonably estimate the possible loss or range of loss. Therefore, no liability for losses has been recorded related to the incident as of December 31, 2023.

Insurance Coverage

The Company maintains cyber insurance coverage and has tendered, and will tender in future periods, claims for certain expenses incurred in connection with this event. The extent to which its insurance will cover such expenses remains uncertain. As of December 31, 2023, the Company recorded recoveries in the amount of $1,735. This amount was recorded as a reduction of general and administrative expense in the year ended December 31, 2023. As a result of the Company’s cybersecurity incident in 2023, the Company’s cyber insurance premiums increased significantly following renewal, and the number of insurers that submitted proposals for consideration during the Company’s renewal process was very limited.

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

17. Income Taxes

The table below sets forth the components of income tax (benefit) expense:

	Year Ended December 31,
	2023	2022	2021
Current provision
Federal	$-	$-	$-
State	473	105	68
	473	105	68
Deferred provision
Federal	177	177	(4,015)
State	545	39	(713)
	722	216	(4,728)
Provision for (benefit from) income taxes	$1,195	$321	$(4,660)

Reconciliation between the effect of applying the federal statutory rate of 21% pre-tax loss and the effective income tax rate used to calculate the Company’s income tax provision is as follows:

	Year Ended December 31,
	2023	2022	2021
Pre-tax book loss	$(9,687)	$(21,202)	$(42,905)
State taxes (net of federal benefit)	(1,249)	(4,559)	(7,603)
Convertible preferred stock mark-to-market adjustment	-	-	5,487
Section 162(m) limitations	1,528	463	14
Change in valuation allowance	8,996	22,360	33,548
Change in deferreds	1,178	2,883	4,326
Other	429	376	2,473
Provision for (benefit from) income taxes	$1,195	$321	$(4,660)

AvidXchange Holdings, Inc.

Notes to the Consolidated Financial Statements

(in thousands, except share and per share data)

The significant components of the Company’s deferred tax assets and liabilities were as follows:

	As of December 31,
	2023	2022
Assets
Accrued expenses	$4,680	$5,148
Net operating loss carryforwards	93,351	96,146
Research and development costs	41,686	21,807
Stock-based compensation	4,027	4,290
Deferred revenue	6,887	7,354
Interest limitation	1,896	9,099
Agreement with VCC vendor	1,367	3,323
Lease liability	16,751	16,836
Contract amendment	11,154	11,835
Property and equipment	3,083	2,355
Other	4,748	5,025
Total gross deferred tax assets	189,630	183,218
Less: Valuation allowance	(165,851)	(156,422)
Net deferred tax assets	23,779	26,796
Liabilities
Intangible assets	(5,789)	(6,436)
Method change adjustments	(337)	(470)
ASC 606 set-up and commission costs	(6,921)	(7,209)
Right-of-use assets	(12,014)	(13,242)
Total gross deferred tax liabilities	(25,061)	(27,357)
Net deferred income tax liabilities	$(1,282)	$(561)

The Company has federal net operating loss carryforwards totaling approximately $374,961 and $390,410 as of December 31, 2023 and 2022, respectively. The federal net operating loss carryforwards started to expire in 2020 and will expire at various dates in the future. The Company has state net operating loss carryforwards totaling approximately $390,865 and $384,309 as of December 31, 2023 and 2022, respectively. The state net operating loss carryforwards started to expire in 2020 and will expire at various dates in the future.

Management evaluated whether it is more likely than not they would realize the benefit of the deferred tax assets. Based on the weight of available positive and negative evidence, Management concluded a valuation allowance was necessary to offset deferred tax assets, as presented above. The valuation allowance increased by approximately $9,429 in the year ended December 31, 2023.

The following table presents a summary of the changes in the valuation allowance:

	Year Ended December 31,
Deferred tax valuation allowance	2023	2022
Beginning of period	$156,422	$134,062
Additions	9,573	24,874
Deductions	(144)	(2,514)
End of period	$165,851	$156,422

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

AvidXchange Holdings, Inc.

Notes to the Consolidated Financial Statements

(in thousands, except share and per share data)

As of December 31, 2023, the Company had no gross unrecognized tax benefits. A reconciliation of the beginning and ending balance of unrecognized tax benefits is as follows for the periods presented:

	Year Ended December 31,
Unrecognized Tax Benefits	2023	2022	2021
Beginning of period	$449	$-	$-
Additions based on tax positions related to the current year	-	104	-
Additions for tax positions in prior years	-	345	-
Reductions for tax positions of prior years	(449)	-	-
Reductions for tax positions due to lapse of statute	-	-	-
Settlements	-	-	-
End of period	$-	$449	$-

18. Subsequent Events

Stock Plans

On January 1, 2024, the Company increased the number of shares of common stock reserved for issuance under the 2021 Plan and ESPP by 10,204,201 and 2,040,840 shares of common stock, respectively.

Credit Agreement

On February 5, 2024, the Company amended its 2022 Credit Agreement. The amendment alters definitions and adds terms within the agreement to provide greater flexibility for the Company to pursue corporate treasury initiatives and to enter new service lines by adding exclusions to certain restrictive terms.