Form 10-Q
period 2024-03-31
AvidXchange Holdings, Inc.
filed 2024-05-09
CIK 1858257

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 6, 2024, the registrant had 206,601,000 shares of common stock, $0.001 par value per share, outstanding.

AvidXchange Holdings, Inc.

Form 10-Q

For the Quarterly Period Ended March 31, 2024

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

AvidXchange Holdings, Inc.

Unaudited Consolidated Balance Sheets

(in thousands, except share and per share data)

	As of March 31,	As of December 31,
	2024	2023
Assets
Current assets
Cash and cash equivalents	$343,660	$406,974
Restricted funds held for customers	1,220,459	1,578,656
Marketable securities	99,888	44,645
Accounts receivable, net of allowances of $4,271 and $4,231, respectively	48,877	46,689
Supplier advances receivable, net of allowances of $1,291 and $1,333 respectively	9,967	9,744
Prepaid expenses and other current assets	15,322	12,070
Total current assets	1,738,173	2,098,778
Property and equipment, net	100,114	100,985
Operating lease right-of-use assets	1,585	1,628
Deferred customer origination costs, net	27,216	27,663
Goodwill	165,921	165,921
Intangible assets, net	80,852	84,805
Other noncurrent assets and deposits	4,642	3,957
Total assets	$2,118,503	$2,483,737
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$15,433	$16,777
Accrued expenses	39,558	56,367
Payment service obligations	1,220,459	1,578,656
Deferred revenue	12,455	12,851
Current maturities of lease obligations under finance leases	251	275
Current maturities of lease obligations under operating leases	1,691	1,525
Current maturities of long-term debt	6,425	6,425
Total current liabilities	1,296,272	1,672,876
Long-term liabilities
Deferred revenue, less current portion	13,808	14,742
Obligations under finance leases, less current maturities	62,595	62,464
Obligations under operating leases, less current maturities	2,909	3,275
Long-term debt	69,422	69,760
Other long-term liabilities	3,934	4,175
Total liabilities	1,448,940	1,827,292
Commitments and contingencies
Stockholders' equity
Preferred stock, $0.001 par value; 50,000,000 shares authorized, no shares issued and outstanding as of March 31, 2024 and December 31, 2023	-	-
Common stock, $0.001 par value; 1,600,000,000 shares authorized as of March 31, 2024 and December 31, 2023; 206,315,368 and 204,084,024 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	206	204
Additional paid-in capital	1,692,526	1,678,401
Accumulated deficit	(1,023,169)	(1,022,160)
Total stockholders' equity	669,563	656,445
Total liabilities and stockholders' equity	$2,118,503	$2,483,737

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AvidXchange Holdings, Inc.

Unaudited Consolidated Statements of Operations

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2024	2023
Revenues	$105,598	$86,822
Cost of revenues (exclusive of depreciation and amortization expense)	30,333	29,473
Operating expenses
Sales and marketing	19,741	20,135
Research and development	25,904	23,122
General and administrative	24,260	22,627
Impairment and write-off of intangible assets	162	-
Depreciation and amortization	9,307	8,586
Total operating expenses	79,374	74,470
Loss from operations	(4,109)	(17,121)
Other income (expense)
Interest income	6,562	4,516
Interest expense	(3,337)	(3,315)
Other income	3,225	1,201
Loss before income taxes	(884)	(15,920)
Income tax expense	125	70
Net loss	$(1,009)	$(15,990)
Net loss per share attributable to common stockholders, basic and diluted	$(0.00)	$(0.08)
Weighted average number of common shares used to compute net loss per share attributable to common stockholders, basic and diluted	204,896,718	199,900,920

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AvidXchange Holdings, Inc.

Unaudited Consolidated Statements of Changes in Stockholders’ Equity

(in thousands, except share and per share data)

			Additional	Accumulated	Total Stockholders'
	Common Stock		Paid-in Capital	Deficit	Equity
Balances at December 31, 2023	204,084,024	$204	$1,678,401	$(1,022,160)	$656,445
Exercise of stock options	493,608	-	3,168	-	3,168
Issuance of common stock upon vesting of restricted stock units	1,737,736	2	(2)	-	-
Stock-based compensation expense	-	-	10,766	-	10,766
Stock-based compensation expense for Employee Stock Purchase Plan, or ESPP	-	-	193	-	193
Net loss	-	-	-	(1,009)	(1,009)
Balances at March 31, 2024	206,315,368	$206	$1,692,526	$(1,023,169)	$669,563

			Additional	Accumulated	Total Stockholders'
	Common Stock		Paid-in Capital	Deficit	Equity
Balances at December 31, 2022	199,433,998	$199	$1,632,080	$(974,835)	$657,444
Exercise of stock options	123,168	-	366	-	366
Issuance of common stock upon vesting of restricted stock units	1,471,826	2	(1)	-	1
Stock-based compensation expense	-	-	8,661	-	8,661
Stock-based compensation expense for ESPP	-	-	270	-	270
Net loss	-	-	-	(15,990)	(15,990)
Balances at March 31, 2023	201,028,992	$201	$1,641,376	$(990,825)	$650,752

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AvidXchange Holdings, Inc.

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities
Net loss	$(1,009)	$(15,990)
Adjustments to reconcile net loss to net cash used by operating activities
Depreciation and amortization expense	9,307	8,586
Amortization of deferred financing costs	106	110
Provision for credit losses	687	550
Stock-based compensation	10,959	8,931
Accrued interest	433	503
Impairment and write-off on intangible assets	162	-
Accretion of investments held to maturity	(913)	(1,238)
Deferred income taxes	89	53
Changes in operating assets and liabilities
Accounts receivable	(2,442)	(3,702)
Prepaid expenses and other current assets	(3,252)	(2,556)
Other noncurrent assets	(725)	1,205
Deferred customer origination costs	448	205
Accounts payable	(1,428)	(23)
Deferred revenue	(1,330)	(261)
Accrued expenses and other liabilities	(17,288)	(21,887)
Operating lease liabilities	(156)	(115)
Total adjustments	(5,343)	(9,639)
Net cash used in operating activities	(6,352)	(25,629)
Cash flows from investing activities
Purchase of marketable securities held to maturity	(87,996)	(62,999)
Proceeds from maturity of marketable securities held to maturity	33,666	111,680
Purchases of equipment	(522)	(332)
Purchases of intangible assets	(4,039)	(3,855)
Supplier advances, net	(656)	(310)
Net cash (used in) provided by investing activities	(59,547)	44,184
Cash flows from financing activities
Repayments of long-term debt	(406)	(406)
Principal payments on finance leases	(77)	(165)
Proceeds from issuance of common stock	3,168	366
Debt issuance costs	-	(624)
Payment of acquisition-related liability	(100)	(100)
Payment service obligations	(358,197)	(232,652)
Net cash used in financing activities	(355,612)	(233,581)
Net decrease in cash, cash equivalents, and restricted funds held for customers	(421,511)	(215,026)
Cash, cash equivalents, and restricted funds held for customers
Cash, cash equivalents, and restricted funds held for customers, beginning of year	1,985,630	1,634,387
Cash, cash equivalents, and restricted funds held for customers, end of period	$1,564,119	$1,419,361
Supplementary information of noncash investing and financing activities
Property and equipment purchases in accounts payable and accrued expenses	$85	$14
Right-of-use assets obtained in exchange for new operating lease obligations	-	362
Interest paid on notes payable	1,330	1,255
Interest paid on finance leases	1,468	1,448
Cash paid for income taxes	7	-

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

2. Summary of Significant Accounting Policies

Basis of Consolidation and Presentation

The accompanying unaudited consolidated financial statements include the accounts of the Company and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. The unaudited consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all normal and recurring adjustments that are, in the opinion of management, necessary for a fair statement of the Company’s financial position, results of operations, changes in stockholders’ equity, and cash flows for the periods presented. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any other future annual or interim period. The unaudited consolidated balance sheet as of December 31, 2023 included herein was derived from the audited financial statements as of that date, but does not include all disclosures including certain notes required by U.S. GAAP on an annual reporting basis. All significant intercompany accounts and transactions have been eliminated. There are no items of comprehensive income.

These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2023.

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

Concentrations

Significant Services

A substantial portion of the Company’s revenue is derived from interchange fees earned on payment transactions processed as virtual commercial cards (“VCC”). The Company utilizes service providers to process these transactions. Revenue from one service provider represented 34% and 27% of total revenue for the three months ended March 31, 2024 and 2023, respectively. Accounts receivable from this service provider represented 33% and 38% of accounts receivable, net as of March 31, 2024 and December 31, 2023, respectively. Revenue from a second provider represented 12% and 21% of total revenue for the three

AvidXchange Holdings, Inc.

Notes to the Unaudited Consolidated Financial Statements

(in thousands, except share and per share data)

months ended March 31, 2024 and 2023, respectively. Accounts receivable from this second service provider represented 18% and 12% of accounts receivable, net as of March 31, 2024 and December 31, 2023, respectively.

Future regulation or changes by the card brand payment networks could have a substantial impact on interchange rates and the Company’s revenue from VCC transactions. If interchange rates decline, whether due to actions by the card brand payment networks, merchant/suppliers availing themselves of lower rates, or future regulation, the Company’s total operating revenues, operating results, prospects for future growth and overall business could be materially affected. The Company’s revenue from VCC transactions is also impacted by fees charged by service providers to process our VCC transactions.

Restructuring costs

During the fourth quarter of 2023, the Company initiated a restructuring plan to generate cost savings and improve effectiveness of the organization which resulted in a reduction in the Company’s U.S. workforce. The plan was implemented in the fourth quarter of 2023. The Company recorded restructuring costs of $1,157 in the three months ended March 31, 2024, and $3,037 cumulatively, from one-time severance charges in connection with this plan. Restructuring costs are included in general and administrative expenses in the consolidated statements of operations.

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

Marketable Securities

Marketable securities consist of short-term investments in short-term commercial paper, certificates of deposits and various U.S. government backed securities. To reflect its intention, the Company classifies its marketable securities as held-to-maturity at the time of purchase. As a result, the marketable securities are recorded at amortized cost and any gains or losses realized upon maturity are reported in other income (expense) in the consolidated statements of operations.

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

Supplier advances receivable represent amounts that have been advanced as part of the AvidXchange’s Payment Accelerator product but have not been collected. Advances are collected from the buyer customer once the buyer initiates the transfer of funds for the invoice that was previously advanced. If the buyer does not transfer the funds as expected, the Company is exposed to losses. The Company’s experience with such delinquencies by buyer customers has been immaterial. Supplier advances receivable are stated net of expected credit losses. The Company estimates expected credit losses related to supplier advances receivable balances based on a review of available and relevant information including current economic conditions, projected economic conditions, historical loss experience, account aging, and other factors that could affect collectability. Expected credit losses are determined individually or collectively depending on whether the accounts receivable balances share similar risk characteristics. The allowance for credit losses for supplier advances is assessed at period end and the measurement of the allowance is included as a component of cost of revenues in the Company’s consolidated statements of operations. Supplier advances receivable balances are charged against the allowance when the Company determines it is probable the receivable will not be recovered after collection efforts and legal actions have been exhausted. The Company classifies the fees charged to supplier customers as cash flows from operating activities with the remaining accelerated advancements and recoupments classified as cash flows from investing activities on a net basis within the consolidated statements of cash flows.

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

	As of March 31, 2024	As of December 31, 2023
Outstanding Transaction Liabilities	$1,212,994	$1,568,280
Other unregulated settlements	7,465	10,376
Total payment service obligations	$1,220,459	$1,578,656

The Company historically transmitted buyer customer funds using a legacy model pursuant to which buyer customer funds were held in trust accounts that were maintained and operated by a trustee pending distribution to suppliers in accordance with instructions provided through the Company’s platform. The Company is not the trustee or beneficiary of the trusts which hold these buyer deposits; accordingly, the Company does not record these assets and offsetting liabilities on its consolidated balance sheets. The Company has largely phased out this model although certain banks that resell its products and services continue to leverage a similar structure. The Company contractually earns interest on funds held for certain buyers. The amount of Company and bank customer funds held in all trust-related and similar accounts was approximately $13,636 and $6,269 as of March 31, 2024 and December 31, 2023, respectively.

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

The Company has recorded these assets and liabilities at their fair value. In association with this plan, $2,470 and $1,866 were included in other noncurrent assets and $2,242 and $2,398 were included in noncurrent liabilities as of March 31, 2024 and December 31, 2023, respectively, on the Company's unaudited consolidated balance sheets.

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

New Accounting Pronouncements

Recently Adopted Accounting Standards

In March 2023, the FASB issued ASU No. 2023-01, Leases (Topic 842): Common Control Arrangements. The amendments in this update that apply to public business entities clarify the accounting for leasehold improvements associated with common control leases. The adoption of this guidance on January 1, 2024 did not have an impact on the Company's consolidated financial statements.

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

3. Revenue from Contracts with Customers

Disaggregation of Revenue

The table below presents the Company’s revenues disaggregated by type of services performed.

	Three Months Ended March 31,
	2024	2023
Software revenue	$29,688	$26,968
Payment revenue	75,202	59,181
Services revenue	708	673
Total revenues	$105,598	$86,822

Contract Assets and Liabilities

The Company’s rights to payments are not conditional on any factors other than the passage of time, and as such, the Company does not have any contract assets. Contract liabilities consist primarily of advance cash receipts for services (deferred revenue) and are recognized as revenue when the services are provided.

The table below presents information on accounts receivable and contract liabilities.

	As of March 31, 2024	As of December 31, 2023
Trade accounts receivable, net	$17,738	$16,261
Payment processing receivable, net	31,139	30,428
Accounts receivable, net	$48,877	$46,689
Contract liabilities	$26,263	$27,593

Significant changes in the contract liabilities balance are as follows:

	Three Months Ended March 31,
	2024	2023
Revenue recognized included in beginning of period balance	$(3,473)	$(3,224)
Cash received, excluding amounts recognized as revenue during the period	2,143	2,963

AvidXchange Holdings, Inc.

Notes to the Unaudited Consolidated Financial Statements

(in thousands, except share and per share data)

The tables below present a summary of changes in the Company’s allowances for credit losses and returns for the three months ended March 31, 2024 and 2023:

	Accounts Receivable
	Allowance for Credit Losses	Allowance for Returns	Supplier Advances Receivable Allowance
Allowance balance, December 31, 2023	$2,142	$2,089	$1,333
Amounts charged to contra revenue, cost of revenues and expenses	254	(200)	86
Amounts written off as uncollectable	(14)	-	(475)
Recoveries of amounts previously written off	-	-	347
Deduction released to revenue	-	-	-
Allowance balance, March 31, 2024	$2,382	$1,889	$1,291

	Accounts Receivable
	Allowance for Credit Losses	Allowance for Returns	Supplier Advances Receivable Allowance
Allowance balance, December 31, 2022	$1,539	$1,584	$1,872
Amounts charged to contra revenue, cost of revenues and expenses	200	200	-
Amounts written off as uncollectable	(87)	-	(648)
Recoveries of amounts previously written off	-	-	351
Deduction released to revenue	-	(93)	-
Allowance balance, March 31, 2023	$1,652	$1,691	$1,575

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

The Company’s remaining performance obligation consists of contracts with financial institutions who are using the ASCEND solution. These contracts generally have a duration of two to five years and contain fixed maintenance fees that are considered fixed price guarantees. Remaining performance obligation consisted of the following:

	Current	Noncurrent	Total
As of March 31, 2024	$15,032	$19,797	$34,829
As of December 31, 2023	15,031	20,403	35,434

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

The following tables present information about deferred contract costs:

	Three Months Ended March 31,
	2024	2023
Capitalized sales commissions and implementation costs	$2,653	$2,838
Amortization of deferred contract costs
Costs to obtain contracts included in sales and marketing expense	$1,551	$1,474
Costs to fulfill contracts included in cost of revenue	$1,549	$1,569

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

The following common share equivalent securities have been excluded from the calculation of weighted average common shares outstanding because the effect is anti-dilutive for the periods presented:

	Three Months Ended March 31,
Anti-Dilutive Common Share Equivalents	2024	2023
Stock options	7,887,864	8,755,890
Restricted stock units	11,716,174	11,592,608
Employee stock purchase plan	157,676	168,769
Total anti-dilutive common share equivalents	19,761,714	20,517,267

Basic and diluted net loss per common share is calculated as follows:

	Three Months Ended March 31,
	2024	2023
Numerator:
Net loss	$(1,009)	$(15,990)
Net loss attributable to common stockholders	$(1,009)	$(15,990)
Denominator:
Weighted-average common shares outstanding, basic and diluted	204,896,718	199,900,920
Net loss per common share, basic and diluted	$(0.00)	$(0.08)

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

	As of March 31, 2024
Description	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market mutual funds (1)	$174,254	$-	$-	$174,254
Rabbi trust-owned life insurance policies (at cash surrender value) (2)	-	2,470	-	2,470
Total assets	$174,254	$2,470	$-	$176,724

Other long-term liabilities
Deferred compensation	$-	$2,242	$-	2,242
Total liabilities	$-	$2,242	$-	$2,242

	As of December 31, 2023
Description	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market mutual funds (1)	$226,715	$-	$-	$226,715
Rabbi trust-owned life insurance policies (at cash surrender value) (2)	-	1,866	-	1,866
Total assets	$226,715	$1,866	$-	$228,581

Other long-term liabilities
Deferred compensation	$-	$2,398	$-	2,398
Total liabilities	$-	$2,398	$-	$2,398

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

6. Marketable Securities

Marketable securities consist of commercial paper, certificates of deposit, and U.S. Treasury and agency debt, and are classified as held-to-maturity. Investments held in marketable securities had contractual maturities of less than nine months as of March 31, 2024. As the Company invests in short-term and high credit quality marketable securities, the Company expects to receive fixed par value without any loss of principle at the maturity of each security. Therefore, an allowance for expected credit losses is not recognized as of March 31, 2024 and December 31, 2023. The following presents information about the Company’s marketable securities:

AvidXchange Holdings, Inc.

Notes to the Unaudited Consolidated Financial Statements

(in thousands, except share and per share data)

	As of March 31, 2024
Sector	Amortized Cost	Allowance for credit losses	Net Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Financial	$55,627	$-	$55,627	$-	$(56)	$55,571
Government	22,143	-	22,143	-	(1)	22,142
Industrial	22,118	-	22,118	-	(20)	22,098
Total	$99,888	$-	$99,888	$-	$(77)	$99,811

	As of December 31, 2023
Sector	Amortized Cost	Allowance for credit losses	Net Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Financial	$44,645	$-	$44,645	$-	$(14)	$44,631
Total	$44,645	$-	$44,645	$-	$(14)	$44,631

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

The following table presents information about the Company’s investments that were in an unrealized loss position and for which an other-than-temporary impairment has not been recognized in earnings:

	As of March 31, 2024	As of December 31, 2023
Aggregate fair value of investments with unrealized losses (1)	77,581	$33,578
Aggregate amount of unrealized losses	(77)	(14)

_________________

(1)	Investments have been in a continuous loss position for less than 12 months

7. Intangible Assets and Goodwill

Intangible Assets

The following table presents information about capitalized software development costs:

	Three Months Ended March 31,
Capitalized software development costs	2024	2023
Capitalized	$4,039	$3,855
Amortized	4,418	3,616

	As of March 31, 2024
	Weighted Average	Gross	Accumulated
	Useful Life	Amount	Amortization	Net Amount
Internally developed software	3 Years	$105,348	$(79,073)	$26,275
Non-compete	4 Years	6,194	(3,942)	2,252
Customer relationships	9 Years	72,512	(39,672)	32,840
Technology	7 Years	45,791	(31,145)	14,646
Trade name	10 Years	7,748	(2,909)	4,839
Total intangible assets		$237,593	$(156,741)	$80,852

AvidXchange Holdings, Inc.

Notes to the Unaudited Consolidated Financial Statements

(in thousands, except share and per share data)

	As of December 31, 2023
	Weighted Average	Gross	Accumulated
	Useful Life	Amount	Amortization	Net Amount
Internally developed software	3 Years	$101,471	$(74,655)	$26,816
Non-compete	4 Years	6,194	(3,738)	2,456
Customer relationships	9 Years	72,512	(37,601)	34,911
Technology	7 Years	45,791	(30,178)	15,613
Trade name	10 Years	7,748	(2,739)	5,009
Total intangible assets		$233,716	$(148,911)	$84,805

Total amortization expense associated with identifiable intangible assets was as follows:

	Three Months Ended March 31,
	2024	2023
Total amortization expense associated with identifiable intangible assets	$7,830	$7,239

Impairment and write-off of intangible assets

Impairment and write-off expense related to internally developed software projects was as follows:

	Three Months Ended March 31,
	2024	2023
Impairment and write-off of intangible assets	$162	$-

Goodwill

There were no changes in goodwill during the three months ended March 31, 2024.

8. Leases and Leasing Commitments

Supplemental cash flow information related to the Company’s operating and finance leases was as follows:

	Three Months Ended March 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Financing cash flows for finance leases	$77	$165
Operating cash flows for finance leases	1,468	1,448
Operating cash flows for operating leases	569	547
Right of use assets obtained in exchange for new lease obligations:
Finance lease liabilities	-	-
Operating lease liabilities	-	362

The components of lease expense were as follows:

	Three Months Ended March 31,
Lease expense	2024	2023
Finance lease expense:
Amortization of right-of-use assets	$588	$531
Interest on lease liabilities	1,652	1,641
Operating lease expense	414	432
Short-term lease expense	-	-
Variable lease expense	74	53
Total lease expense	$2,728	$2,657

AvidXchange Holdings, Inc.

Notes to the Unaudited Consolidated Financial Statements

(in thousands, except share and per share data)

9. Long-Term Debt

Long-term debt as of March 31, 2024 and December 31, 2023:

	As of March 31, 2024	As of December 31, 2023
Term loan facility	$62,969	$63,375
Promissory note payable for land acquisition	13,900	13,900
Total principal due	76,869	77,275
Current portion of term loan and promissory notes	(6,425)	(6,425)
Unamortized portion of debt issuance costs	(1,022)	(1,090)
Long-term debt	$69,422	$69,760

On December 29, 2022 the Company, through its wholly-owned subsidiary, AvidXchange, Inc., entered into a credit agreement (as subsequently amended, the "2022 Credit Agreement") with KeyBank National Association ("KeyBank") to replace in its entirety its previous senior secured credit facility. The outstanding balances of the previous senior secured credit facility were repaid with the Company's cash balances and the proceeds from borrowing under the 2022 Credit Agreement. The 2022 Credit Agreement has a term of five years and consists of a 5-year revolving credit facility (the "2022 Revolver") and a five-year term loan facility (the "2022 Term Loan").

Under the 2022 Credit Agreement and subject to specific conditions, the Company may request, and the lenders have the right, but not the obligation, to increase the 2022 Revolver or add an additional term loan facility by an aggregate amount (for all such increases) not to exceed $50,000 as of March 31, 2024.

The 2022 Credit Agreement has a term of five years and makes available to the Company facilities in an aggregate amount of $95,000 and consists of:

•
$30,000 pursuant to the 2022 Revolver; and
•
$65,000 pursuant to the 2022 Term Loan.

Letters of credit may be issued by KeyBank pursuant to the 2022 Credit Agreement and the availability under the 2022 Revolver will be reduced by any outstanding letters of credit. As March 31, 2024, no letters of credit were outstanding.

As of March 31, 2024, the aggregate amount available to borrow under the 2022 Credit Agreement was $30,000. As of March 31, 2024, the effective interest rate of the 2022 Term Loan was 8.21%.

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

The 2022 Credit Agreement also contains three financial covenants, measured on a consolidated basis. First, there must be liquidity (which is defined as availability under the 2022 Revolver, plus unrestricted cash) that is more than the greater of (1) $35,000, and (2) 35% of the Total Commitment Amount (as defined in the 2022 Credit Agreement). Second, as of the end of each quarter, total revenue on a trailing four-quarter basis must be greater than the requirements set forth in the 2022 Credit Agreement. Third, for each period of four consecutive quarters ending on December 31, 2024, and at the end of each fiscal quarter thereafter, Consolidated EBITDA (as defined in the 2022 Credit Agreement) must not be less than $10,000. The Company was in compliance with its financial debt covenants as of March 31, 2024.

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

Under the 2022 Credit Agreement, the Company's wholly-owned subsidiaries, AvidXchange, Inc. and AFV Commerce, Inc., are the only borrowers, and AvidXchange, Inc.'s parent holding company and certain subsidiaries of AvidXchange, Inc. and AFV Commerce, Inc. are co-guarantors.

Revolving Credit Facility

There was no balance outstanding under the 2022 Revolver as of March 31, 2024 or December 31, 2023. The Company is required to pay on a quarterly basis a commitment fee of 0.3% per annum with respect to the amount of the 2022 Revolver.

Deferred Financing Costs

The Company has $566 and $604 in deferred financing costs included in other noncurrent assets and deposits, and $1,022 and $1,090 of deferred financing costs associated with its term loans recorded net of long-term debt as of March 31, 2024 and December 31, 2023, respectively.

Amortization of deferred financing costs was $106 and $110 for the three months ended March 31, 2024 and 2023, respectively, which is presented in the consolidated statements of operations as interest expense.

Land Promissory Notes

The Company has two promissory notes executed in connection with the purchase of land parcels and improvements adjacent to its Charlotte, North Carolina headquarters campus. The aggregate outstanding principal amount was $13,900 as of March 31, 2024 and will be paid in two remaining equal annual payments of $4,800 and a final annual payment of $4,300, plus accrued interest at 6.75%.

10. Stockholders’ Equity

The holders of common stock are entitled to one vote for each share.

Authorized Shares

The Company is authorized to issue 1,600,000,000 shares of common stock, $0.001 par value per share, and 50,000,000 shares of preferred stock, $0.001 par value per share.

Common Stock

At March 31, 2024, the Company had reserved a total of 54,720,584 of its 1,600,000,000 shares of common stock for future issuance as follows:

As of March 31, 2024
Outstanding stock options	7,887,864
Restricted stock units	11,716,174
Available for future issuance under stock award plans	27,000,366
Available for future issuance under employee stock purchase plan	8,116,180
Total common shares reserved for future issuance	54,720,584

AvidXchange Holdings, Inc.

Notes to the Unaudited Consolidated Financial Statements

(in thousands, except share and per share data)

11. Stock-Based Compensation

Stock Plans

The Company maintains its 2021 Long-Term Incentive Plan ("2021 Plan") under which it grants stock awards to its employees, directors and non-employee third parties. On January 1, 2024, the number of shares of common stock available to issue under the 2021 Plan automatically increased by 10,204,201 shares. As of March 31, 2024, the Company had 27,000,366 shares allocated to the 2021 Plan, but not yet issued or granted as an award.

The Company also maintains its 2021 Employee Stock Purchase Plan ("ESPP"), under which eligible employees may purchase the Company’s common stock through accumulated payroll deductions. On January 1, 2024, the number of shares of common stock reserved for issuance under the ESPP automatically increased by 2,040,840. As of March 31, 2024, the number of shares of common stock reserved for issuance under the ESPP was 8,116,180.

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

Stock option activity for the three months ended March 31, 2024 was as follows:

	Stock Options
	Number of Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance as of December 31, 2023	8,175,088	$8.64	7.22	$31,135
Granted	346,935	12.34
Exercised	(493,608)	6.64
Cancelled	(140,551)	9.29
Balance as of March 31, 2024	7,887,864	$8.92	7.19	$33,697
Vested and exercisable	4,882,281	$8.53	6.48	$22,848

As of March 31, 2024, the total unamortized stock-based compensation expense related to the unvested stock options was $12,199, which the Company expects to amortize over a weighted average period of 2.4 years.

Restricted Stock Units

RSUs have a vesting period generally of one to four years. Any unvested RSUs are forfeited upon termination of employment. The grant date value of RSUs is equal to the closing price of the Company’s stock on the date of grant, or, if not a trading day, the closing price of the previous trading day.

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

RSU activity for the three months ended March 31, 2024 was as follows:

	Restricted Stock Units
	Number of Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value
Balance as of December 31, 2023	8,919,024	$8.98
Granted	4,821,233	12.35
Released	(1,737,736)	9.04
Cancelled	(286,347)	9.24
Balance as of March 31, 2024	11,716,174	$10.36

AvidXchange Holdings, Inc.

Notes to the Unaudited Consolidated Financial Statements

(in thousands, except share and per share data)

As of March 31, 2024, the total unamortized stock-based compensation expense related to the unvested RSUs was $111,331, which the Company will amortize over a weighted average period of 3.2 years.

Stock-Based Compensation Expense

Stock-based compensation expense from stock options and RSUs, reduced for actual forfeitures, was included in the following line items in the accompanying consolidated statement of operations:

	Three Months Ended March 31,
	2024	2023
Cost of revenues	$1,197	$1,017
Sales and marketing	1,098	1,135
Research and development	3,658	2,219
General and administrative	4,813	4,290
Total	$10,766	$8,661

Employee Stock Purchase Plan

Stock-based compensation expense for the ESPP is based on the estimated fair value of the option to purchase shares at a discount and uses grant date inputs including the purchase discount, expected contributions and stock price. Total ESPP expense recorded in the Company's consolidated statements of operations was as follows:

	Three Months Ended March 31,
	2024	2023
ESPP expense	$193	$270

12. Commitments and Contingencies

Cybersecurity Incident

The Company completed its investigation of its April 2023 cybersecurity incident in the fourth quarter of 2023. The Company has tendered, and will continue tender in future periods, as applicable, claims for certain expenses incurred in connection with this event. The extent to which its insurance will cover such expenses remains uncertain. Insurance recoveries are recorded as a reduction of general and administrative expense. As of March 31, 2024, the Company has no amounts recorded as receivable for insurance recoveries. In the three months ended March 31, 2024, the Company incurred professional and legal fees of $179 related to this cyber incident.

13. Income Taxes

The Company’s effective tax rate for the three months ended March 31, 2024 and 2023 was (14.1)% and (0.4)%, respectively. The Company's effective tax rate was a result of estimated tax losses for the fiscal year to date offset by the increase in the valuation allowance in the net operating loss carryforwards. Tax expense includes current tax expense for estimated state income taxes and noncurrent federal and state taxes related to non-deductibility of goodwill in the future and other book to tax differences.

For the three months ended March 31, 2024, the Company has utilized the discrete effective tax rate method, as allowed by ASC 740-270-30-18, Income Taxes—Interim Reporting, to calculate its interim income tax provision. The discrete method is applied when the application of the estimated annual effective tax rate is impractical because it is not possible to reliably estimate the annual effective tax rate. The discrete method treats the year-to-date period as if it was the annual period and determines the income tax expense or benefit on that basis. The Company believes that, at this time, the use of this discrete method is more appropriate than the annual effective tax rate method as its full-year forecasted pre-tax income, relative to its forecasted permanent differences, has the potential to distort its estimated annual effective tax rate.

14. Subsequent Events

Share Issuance

On April 30, 2024, the Company issued 167,351 shares of common stock under its employee stock purchase plan at a purchase price of $7.29 per share representing a 15% discount on the closing price of $8.58 on the date of grant for an aggregate of $1,220. The purchase price is based on the lower of the fair market value of the Company’s common stock at the grant date or purchase date.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the unaudited interim financial statements and notes thereto included in this Quarterly Report on Form 10-Q and with our audited financial statements and notes thereto for the year ended December 31, 2023 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

Our revenues are recurring in nature and are derived from multiple sources, predominantly through software revenue from our buyers and revenue from payments made to their suppliers. The table below represents our revenues disaggregated by type of service performed (in thousands):

	Three Months Ended March 31,
Disaggregation of Revenue:	2024	2023
Software revenue	$29,688	$26,968
Payment revenue	75,202	59,181
Services revenue	708	673
Total revenues	$105,598	$86,822

Software revenue, payment revenue and services revenue are described below in the section titled "Components of Results of Operations."

Macroeconomic Environment's Impact on Revenue

During the first three months of 2024, we saw the continuing impact of several macroeconomic events on our business and on our buyers and suppliers. These events included, but were not limited to, a higher interest rate environment and heightened uncertainty regarding future rate actions by the Federal Reserve, continuing and sustained inflationary pressure in many sectors, and shifting economic sentiments and indecision evidenced, in part, by lingering negative consumer sentiment.

The near-term and potential longer term impacts of these macroeconomic events, including inflation and an uncertain interest rate environment, on our business and the economy remain unclear. On the one hand, our revenue has been positively impacted by the current interest rate environment as the interest we earn on funds held for buyers has increased resulting in payment revenue and margin improvement. We also believe that the value of our customer's payments has increased due to inflation, positively impacting our total payment volume and the base on which we earn interchange revenue.

On the other hand, we believe that the current macroeconomic environment has caused and continues to cause certain of our customers to moderate their expenditures and purchasing decisions, particularly discretionary spending, impacting the number of transactions processed across our network. Inflationary pressure also negatively impacts our operating costs by increasing costs incurred by us to operate our business, some of which we may not be able to recoup from our customers. The impact of these macroeconomic conditions on the acceptance rate of electronic forms of payment on our network that result in interchange revenue also remains highly uncertain.

While the impacts of inflation and increased interest rates are impacting our business in the short term, we may not see these impacts or may see different impacts in future periods, which could lead to difficulty in comparing our current consolidated financial results to our results in future reporting periods.

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

	Three Months Ended March 31,
	2024	2023	Percentage Change
Transactions Processed	19,320,115	18,257,696	5.8%
Transaction Yield	$5.47	$4.76	14.9%
Total Payment Volume (in millions)	$19,867	$17,738	12.0%

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

Interest income represents interest received from buyer deposits held during the payment clearing process. We receive interest on funds held through our contractual relationship with our buyers, which we recognize as payment revenue. The rate we earn on buyer funds is difficult to predict in the short and long term and will continue to be impacted by the Federal Reserve’s monetary policy and any adjustments that are made in response to inflation. Due to the elevated levels of inflation in the U.S. economy, and the resulting increases in interest rates, we experienced an increase in revenues generated on funds held during the payment clearing process during 2022, 2023 and 2024. This level of interest income on buyer deposits may not be sustainable in future years or in nearer term periods depending on the Federal Reserve’s future actions. The Federal Reserve is expected by many to reduce interest rates in near to mid-term future periods, which would in turn have a negative impact on our payment revenue although the extent to which rates will be reduced, if at all, and the specific timing of the rates cuts remains highly uncertain.

Our media payments business includes customers that are involved in political advertising in the U.S. Revenue from these customers is cyclical as it is connected to U.S. election advertising spend which tends to increase during significant election years, such as mid-term and presidential elections. As 2024 is a presidential election year, we expect an increase in the payments associated with political advertising compared to 2023 which was not a significant election year.

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

While we expect to continue to increase marketing activities over the coming periods, we expect our sales and marketing expenses maintain current levels as we focus on the efficient deployment of marketing resources to drive our sales efforts expand our market presence, and grow our customer base.

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

While we expect our general and administrative expenses to decrease as a percentage of revenue over the longer term, we expect our general and administrative expenses to increase in absolute dollars over the shorter term as we continue to build out our infrastructure to support our operations and implement additional safeguards and cybersecurity enhancements.

General and administrative expenses include costs incurred from time to time related to events and transactions not directly attributable to operations. For example during 2023, general and administrative expenses include costs incurred in connection with a cybersecurity incident as well as insurance recoveries. Additionally, general and administrative expenses also include restructuring costs incurred in connection with planned reductions of our U.S. workforce. Restructuring costs consist of one-time severance charges to be paid to affected employees.

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

Income Tax Expense (Benefit)

Income tax expense (benefit) consists of federal and state current and deferred income taxes.

Results of Operations

The following table sets forth our results of operations for the periods presented (in thousands, except share and per share data):

	Three Months Ended March 31,
	2024	2023
Revenues	$105,598	$86,822
Cost of revenues (exclusive of depreciation and amortization expense)	30,333	29,473
Operating expenses
Sales and marketing	19,741	20,135
Research and development	25,904	23,122
General and administrative	24,260	22,627
Impairment and write-off of intangible assets	162	-
Depreciation and amortization	9,307	8,586
Total operating expenses	79,374	74,470
Loss from operations	(4,109)	(17,121)
Other income (expense)
Interest income	6,562	4,516
Interest expense	(3,337)	(3,315)
Other income	3,225	1,201
Loss before income taxes	(884)	(15,920)
Income tax expense	125	70
Net loss	$(1,009)	$(15,990)
Net loss per share attributable to common stockholders, basic and diluted	$(0.00)	$(0.08)
Weighted average number of common shares used to compute net loss per share attributable to common stockholders, basic and diluted	204,896,718	199,900,920

Comparison of the Three Months Ended March 31, 2024 and 2023

Revenues

	Three Months Ended March 31,		Period-to-Period Change
	2024	2023	Amount	Percentage
	(in thousands)
Revenues	$105,598	$86,822	$18,776	21.6%

The increase in revenues was largely comprised of an increase in payment revenue of $16.0 million, or 27.1%, driven primarily by increased electronic payments on the AvidPay Network due to the addition of new and existing buyer payment transaction volume and an increase in payment yield, that resulted, in part, from a rising interest rate environment, partially offset by continued macroeconomic pressure that we believe is impacting transactions processed and, as a result, our net transaction retention rate. Payment revenue and payment yield were positively impacted by interest on funds held for customers as the rate earned on those funds increased during the period due to the Federal Reserve raising rates in response to the higher than normal level of inflation in the U.S. economy. Payment revenue from interest increased $6.0 million to $13.1 million in the first quarter of 2024 from $7.1 million in the first quarter of 2023. Software revenue increased by $2.7 million, or 10.1%, primarily driven by increased invoice and payment transaction volume from new and existing customers as well as price increases and certain subscription-based revenue.

Cost of Revenues

	Three Months Ended March 31,
	2024		2023
		Percentage of		Percentage of	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(in thousands)
Cost of revenues (excluding depreciation and amortization expense)	$30,333	28.7%	$29,473	33.9%	$860	2.9%

The increase in cost of revenues (excluding depreciation and amortization expense) was due primarily to increases in invoice and check processing fees of $0.8 million, misdirected payments of $0.3 million, and IT infrastructure costs of $0.5 million, partially offset by decrease in consulting and contract labor of $0.8 million.

Operating Expenses

	Three Months Ended March 31,
	2024		2023
		Percentage of		Percentage of	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(in thousands)
Sales and marketing	$19,741	18.7%	$20,135	23.2%	$(394)	(2.0)%
Research and development	25,904	24.5%	23,122	26.6%	2,782	12.0%
General and administrative	24,260	23.0%	22,627	26.1%	1,633	7.2%
Impairment and write-off of intangible assets	162	0.2%	-	0.0%	162	100.0%
Depreciation and amortization	9,307	8.8%	8,586	9.9%	721	8.4%

Sales and Marketing Expenses

The decrease in sales and marketing expenses was primarily driven by decreases in consulting costs of $0.4 million.

Research and Development Expenses

Research and development expenses increased primarily due to increased employee costs of $3.2 million as we continue to invest in our platform. The investments in our platform are intended to increase the quality, reliability and efficiency of our technology. The increase in employee costs relates to both headcount and compensation increases and includes an increase of stock-based compensation of $1.4 million. This increase was partially offset by a decrease in costs associated with engaging consultants and contractors of $0.4 million.

General and Administrative Expenses

The increase in general and administrative expense is attributable to $1.2 million in non-reoccuring restructuring costs and an increase in IT infrastructure costs of $0.5 million. An additional increase is attributable to costs incurred, including professional services and legal fees, related to our threat response and our implementation of additional safeguards in connection with the cybersecurity incident that was detected in April 2023. We incurred $0.2 million of costs in the first quarter of 2024 in connection with this incident. These increases were partially offset by decreases in legal and professional fees of $0.2 million.

While we do not expect additional significant costs related to the cybersecurity incident will be incurred in future periods, we may have additional cybersecurity insurance recoveries in future periods from costs incurred in 2023 and first quarter of 2024. Any recoveries will be recorded as benefits in general and administrative expense.

Impairment and Write-off of Intangible Assets

The impairment and write-off of intangible assets during the three months ended March 31, 2024 relates to internally developed software projects.

Depreciation and Amortization

Depreciation and amortization increased in absolute terms primarily due to the amortization of intangible assets associated with capitalized software development costs.

Other Income (Expense)

	Three Months Ended March 31,
	2024		2023
		Percentage of		Percentage of	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(in thousands)
Other Income (Expense)	$3,225	3.1%	$1,201	1.4%	$2,024	168.5%

Other income increased primarily due to an increase in interest income of $2.0 million.

Income Tax Expense

	Three Months Ended March 31,
	2024		2023
		Percentage of		Percentage of	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(in thousands)
Income tax expense	$125	0.1%	$70	0.1%	$55	78.6%

The provision for income taxes relates primarily to state income taxes and noncurrent federal and state taxes related to the non-deductibility of goodwill in the future and other book to tax differences.

For the three months ended March 31, 2024, we have utilized the discrete effective tax rate method, as allowed by ASC 740-270-30-18, Income Taxes—Interim Reporting, to calculate our interim income tax provision. The discrete method is applied when the application of the estimated annual effective tax rate is impractical because it is not possible to reliably estimate the annual effective tax rate. The discrete method treats the year-to-date period as if it was the annual period and determines the income tax expense or benefit on that basis. We believe that, at this time, the use of this discrete method is more appropriate than the annual effective tax rate method as our full-year forecasted pre-tax income, relative to our forecasted permanent differences, has the potential to distort our estimated annual effective tax rate.

Liquidity and Capital Resources

We have not historically or during the first quarter of 2024 generated positive cash flow through our operations. We have financed our operations and capital expenditures primarily through sales of common and preferred stock, through borrowings under our credit facilities, as described below, and through our IPO that was completed in October 2021, which resulted in net proceeds of $621.4 million, including the exercise of the overallotment option and after deducting underwriting discounts and commissions of $40.4 million and offering expenses of approximately $11.8 million. As of March 31, 2024, our principal sources of liquidity are our unrestricted cash and cash equivalents of $343.7 million, marketable securities of $99.9 million, and funds available under our term loan and revolving credit facilities, which we collectively refer to as the 2022 Credit Agreement, which we entered into in December 2022. As of March 31, 2024, our unused committed capacity under the 2022 Credit Agreement was $30.0 million comprised of a revolving commitment.

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

Cash Flows

Below is a summary of our consolidated cash flows:

	Three Months Ended March 31,
Selected Cash Flow Data:	2024	2023
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(6,352)	$(25,629)
Investing activities	(59,547)	44,184
Financing activities	(355,612)	(233,581)
Net decrease in cash and cash equivalents, and restricted funds held for customers	$(421,511)	$(215,026)

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

Net cash used in operating activities improved to $6.4 million during the three months ended March 31, 2024 from $25.6 million during the three months ended March 31, 2023 due primarily to an increase in revenue and an improved net loss offset by changes in working capital, primarily due to variations in timing of payment of accrued expenses.

Net Cash (Used in) Provided by Investing Activities

Cash flows related to our investing activities consist primarily of the maturity and purchases of marketable securities, purchases of property and equipment, purchases of intangible assets, capitalization of internal-use software, and supplier advances related to our Payment Accelerator product.

Net cash used in investing activities increased to $59.5 million during the three months ended March 31, 2024 compared to $44.2 million provided by investing activities during the three months ended March 31, 2023, primarily driven by differences in the timing of purchases and maturities in our portfolio of held-to-maturity marketable securities.

Net Cash Used in Financing Activities

Cash flows related to our financing activities consist primarily of changes in restricted buyer fund deposits related to buyer payment transactions, exercise of stock options, principal payments on financing leases, and borrowings and repayments of long-term debt.

Net cash used in financing activities was $355.6 million during the three months ended March 31, 2024 compared to $233.6 million during the three months ended March 31, 2023, due primarily to variations in the inflows and outflows from payment service obligations of our customers.

Outstanding Debt

Below is a summary of our outstanding debt (in thousands):

	As of March 31, 2024	As of December 31, 2023
Term loan facility	$62,969	$63,375
Promissory note payable for land acquisition	13,900	13,900
Total principal due	76,869	77,275
Current portion of term loan and promissory notes	(6,425)	(6,425)
Unamortized portion of debt issuance costs	(1,022)	(1,090)
Long-term debt	$69,422	$69,760

Credit Facilities

On December 29, 2022, we entered into a credit agreement to replace our previous credit facility. As of March 31, 2024, the aggregate available borrowing capacity under this agreement was $30.0 million.

We were in compliance with our financial covenants as of March 31, 2024. Refer to Note 9 of our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional details about our credit facilities.

Land Promissory Notes

We have promissory notes in connection with land and improvements adjacent to our Charlotte, North Carolina headquarters campus. Refer to Note 9 of our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for information on our promissory notes.

Issuances of Common Stock

During the three months ended March 31, 2024, we issued shares of common stock under our existing stock plans. Refer to our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for details.

Payment Obligations

We process payments for our customers. As part of our payment product offering we have recorded payment service obligations in our consolidated balance sheets of $1,220.5 million as of March 31, 2024 and an offsetting asset of restricted funds held for customers. This balance is short-term in nature and represents our obligation to pay our customers' suppliers as directed by our customers.

We historically transmitted buyer customer funds using a legacy model pursuant to which buyer customer funds were held in trust accounts that were maintained and operated by a trustee pending distribution to suppliers in accordance with instructions provided through our platform. After buyers’ funds are deposited in a trust account, we initiated payment through external payment networks whereby the buyers’ funds were distributed from the trust to the appropriate supplier. We are not the trustee or beneficiary of the trusts which hold these buyer deposits, accordingly, we do not record these assets and offsetting liabilities on our consolidated balance sheets. We have largely transitioned away from the trust model although certain banks that resell our products and services continue to leverage a similar structure. We contractually earn interest on funds held for certain buyers. The amount of Company and bank customer funds held in all trust-related and similar accounts was approximately $13.6 million and $6.3 million at March 31, 2024 and December 31, 2023, respectively.

Contractual Obligations

There were no material changes in our contractual obligations and commitments during the three months ended March 31, 2024 from the contractual obligations and commitments disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023. See Note 8 of the notes to our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information regarding contractual obligations and commitments.

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

There have been no material changes to our critical accounting policies as compared to the critical accounting policies and significant judgments and estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023 as filed with the SEC on February 29, 2024.

Recent Accounting Pronouncements

See Note 2 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted as of March 31, 2024.

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

Our operating cash may be invested in accordance with our cash investment policy. Under that policy, we invest with the objective of preserving capital while optimizing yield. Permissible investments include U.S. Treasury instruments, U.S. Government Agency securities, Government-Sponsored Enterprise securities, commercial paper, certificates of deposit, and money market funds. As of March 31, 2024, we held marketable securities with an amortized cost basis of $99.9 million and money market funds with an aggregate value of $174.3 million. The remaining amount of operating cash was held in interest-bearing demand deposit accounts.

Our buyer funds assets are invested with safety of principal, liquidity, and diversification as the primary objectives. Consistent with these objectives, we also seek to maximize interest income and to minimize the volatility of interest income with emphasis on liquidity. Pursuant to our investment policy and subject to applicable law, buyer funds may be invested in U.S. Treasury securities, U.S. Government Agency securities, or other cash equivalents, including certificates of deposit and time deposits. As of March 31, 2024, all buyer funds have been invested in interest-bearing demand deposit accounts.

We are exposed to interest-rate risk relating to our investment portfolio, which consists principally of interest-bearing demand deposit accounts as well as investments made in accordance with our cash investment policy. We recognize interest earned from buyer funds assets as revenue. We generally do not pay interest to buyers. Factors that influence the rate of interest we earn include the short-term market interest rate environment and the weighting of balances by security type. The annualized interest rate earned on our investment of operating cash and funds held for buyers increased to 5.03% during the first three months of fiscal year 2024 from 4.39% during fiscal year 2023. Based on current investment practices, an increase in the Federal Funds interest rate of 100 basis points would have changed our interest income in the first three months of fiscal year 2024 from our investment of operating cash by approximately $1.0 million and our interest on buyer funds assets by approximately $2.8 million based upon the average balances for the first three months of fiscal year 2024 of $463.0 million in operating cash investments and $1,052.2 million in buyer funds investments, respectively. In addition to interest rate risks, we also have exposure to risks associated with changes in laws and regulations that may affect buyer fund balances. For example, a change in regulations that restricts the permissible investment alternatives for buyer funds may reduce our interest earned revenue.

We are also exposed to interest-rate risk relating to existing variable rate bank borrowings. As of March 31, 2024 and December 31, 2023, we had outstanding borrowings on variable rate debt of $63.0 million and $63.4 million, respectively. A 100 basis points increase in the variable rate would have resulted in incremental interest expense of $0.2 million during the three months ended March 31, 2024.

Our interest-rate risk will continue to be impacted by the Federal Reserve’s monetary policy and response to the higher than normal level of inflation in the U.S. economy.

Credit Risk

We may be exposed to credit risk in connection with our investments, as our cash on deposit, including buyer funds, regularly exceed Federal Deposit Insurance Company (“FDIC”) limits. We limit credit risk by diversifying our portfolio, including a requirement that no more than 5% of invested funds may be held in the issues of a single corporation. Additionally, absent certain limited exceptions, the minimum credit quality of any fixed income investment shall be not less than an ‘(A-) or (A3)’ rating equivalent from any single rating services based on ratings by any of Standard and Poor’s Ratings Services, Moody’s Investors Service, or Fitch Investor Services. The maximum maturity of any security in the portfolio shall not exceed 24 months. The weighted average maturity of the portfolio shall not exceed 12 months. In addition, maximum maturities of individual securities are further limited by the security type and cash segment of the investment. We are also exposed to credit risk related to the timing of payments made from buyer funds collected. We typically remit buyer funds to our buyers’ suppliers in advance of having good or confirmed funds collected from our buyers. Our buyers generally have three days to dispute transactions and if we remit funds in advance of receiving confirmation that no dispute was initiated by our buyer, then we could suffer a credit loss. We mitigate this credit exposure by leveraging our data assets to make credit underwriting decisions about whether to accelerate disbursements, managing exposure limits, and various controls in our operating systems.

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

Concentration Risk

A substantial portion of our revenue is derived from interchange fees earned on payment transactions processed from VCC service providers. Prior to 2022, our interchange fees were processed primarily through a single provider. To mitigate this concentration risk, we have expanded the number of processor suppliers. Revenue from two of these suppliers was greater than 10% of our total revenue, individually. Refer to Note 2 of our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information regarding this concentration.

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

We are also exposed to concentration risk associated with buyer funds that we hold in Company-owned accounts, which are subject to applicable state money transmitter laws, and in trust accounts. As of March 31, 2024, all buyer funds have been invested in interest-bearing demand deposit accounts. The majority of these demand accounts are maintained at one institution which is a full-service, FDIC-insured national bank supervised by the Office of the Comptroller of the Currency and is a subsidiary of a bank holding company subject to regulation, supervision, and examination by the Federal Reserve. As indicated above, while we do not currently maintain private insurance to mitigate this risk, we seek to mitigate this risk by monitoring financial institutions that we conduct business with and endeavoring to maintain our cash balances at large well-capitalized financial institutions.

ITEM 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Disclosure controls and procedures are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective, as of March 31, 2024, to reasonably ensure that information required to be disclosed and filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified, and that management will be timely alerted to material information required to be included in our periodic reports filed with the Securities and Exchange Commission.

Remediation of Previously Identified Material Weakness

As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023, management concluded that a material weakness existed in the Company's internal control over financial reporting as we lacked a sufficient complement of personnel with an appropriate level of accounting knowledge, training, and experience, including tenured experience at the Company, to appropriately analyze, record and disclose accounting matters timely and accurately. Since identifying the material weakness in 2020, management has been executing the plan to remediate the material weakness including hiring a robust team of experienced leaders with prior public accounting and public company, technical and complex accounting, and financial reporting experience. While the hiring of the individuals needed to remediate the material weakness was largely completed by the end of 2023, given certain additional hires that occurred in January 2024, we determined, as of December 31, 2023, additional time was needed to demonstrate the ability of the individuals to perform their responsibilities for a sufficient period of time, including the execution of controls for which they are responsible. Considering the fact these individuals have been in their respective roles and were able to effectively operate the controls for which they are responsible as part of the 2023 year-end and Q1 2024 financial reporting process, management concluded sufficient evidence has been obtained to demonstrate the previously identified material weakness has been remediated as of March 31, 2024.

(b) Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter ended March 31, 2024, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors associated with our business previously disclosed in "Item 1A. Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

Issuer Repurchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(c) Trading Plans of Directors and Executive Officers

			Trading Agreement
	Action	Date	Rule 10b5-1*	Non-Rule 10b5-1**	Total Shares to be Sold	Expiration Date
Todd Cunningham, Chief People Officer, Senior Vice President	Adopt	March 1, 2024	X		50,000	December 31, 2024
Ryan Stahl, General Counsel and Secretary, Senior Vice President	Adopt	March 14, 2024	X		62,509	August 30, 2024
* Intended to satisfy the affirmative defense of Rule 10b5-1(c)
** Not intended to satisfy the affirmative defense of Rule 10b5-1(c)

Item 6. Exhibits.

		Incorporated by Reference (Unless Otherwise Indicated)
Exhibit Number	Description	Form	File	Exhibit	Filing Date

2.1	Agreement and Plan of Merger, dated as of March 4, 2021, by and among AvidXchange Holdings, Inc., AvidXchange Holdings Merger Sub, Inc., and AvidXchange, Inc.	S-1	333-259632	2.1	September 17, 2021
3.1	Restated Certificate of Incorporation of AvidXchange Holdings, Inc.	8-K	001-40898	3.1	October 15, 2021
3.2	Second Amended and Restated Bylaws of AvidXchange Holdings, Inc.	8-K	001-40898	3.1	September 15, 2022
4.1	Form of Common Stock Certificate	S-1/A	333-259632	4.1	October 1, 2021
4.2	Eighth Amended and Restated Investor Rights Agreement, dated July 9, 2021, by and among AvidXchange Holdings, Inc. and certain holders identified therein	S-1	333-259632	10.1	September 17, 2021
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	__	__	__	Filed herewith
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	__	__	__	Filed herewith
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	__	__	__	Furnished herewith
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.	__	__	__	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents	__	__	__	Filed herewith
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	__	__	__	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AvidXchange Holdings, Inc.

Date: May 9, 2024	By:	/s/ Joel Wilhite
Joel Wilhite
Chief Financial Officer (Authorized Signatory and Principal Financial and Accounting Officer)