Form 10-Q
period 2024-06-30
AvidXchange Holdings, Inc.
filed 2024-08-02
CIK 1858257

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of July 29, 2024, the registrant had 207,845,629 shares of common stock, $0.001 par value per share, outstanding.

AvidXchange Holdings, Inc.

Form 10-Q

For the Quarterly Period Ended June 30, 2024

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

AvidXchange Holdings, Inc.

Unaudited Consolidated Balance Sheets

(in thousands, except share and per share data)

	As of June 30,	As of December 31,
	2024	2023
Assets
Current assets
Cash and cash equivalents	$375,173	$406,974
Restricted funds held for customers	1,193,455	1,578,656
Marketable securities	89,854	44,645
Accounts receivable, net of allowances of $4,384 and $4,231, respectively	50,086	46,689
Supplier advances receivable, net of allowances of $1,343 and $1,333 respectively	12,610	9,744
Prepaid expenses and other current assets	14,552	12,070
Total current assets	1,735,730	2,098,778
Property and equipment, net	99,282	100,985
Operating lease right-of-use assets	1,299	1,628
Deferred customer origination costs, net	27,805	27,663
Goodwill	165,921	165,921
Intangible assets, net	77,038	84,805
Other noncurrent assets and deposits	4,719	3,957
Total assets	$2,111,794	$2,483,737
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$15,419	$16,777
Accrued expenses	45,702	56,367
Payment service obligations	1,193,455	1,578,656
Deferred revenue	11,821	12,851
Current maturities of lease obligations under finance leases	205	275
Current maturities of lease obligations under operating leases	1,462	1,525
Current maturities of long-term debt	6,425	6,425
Total current liabilities	1,274,489	1,672,876
Long-term liabilities
Deferred revenue, less current portion	13,037	14,742
Obligations under finance leases, less current maturities	62,738	62,464
Obligations under operating leases, less current maturities	2,685	3,275
Long-term debt	69,084	69,760
Other long-term liabilities	3,998	4,175
Total liabilities	1,426,031	1,827,292
Commitments and contingencies
Stockholders' equity
Preferred stock, $0.001 par value; 50,000,000 shares authorized, no shares issued and outstanding as of June 30, 2024 and December 31, 2023	-	-
Common stock, $0.001 par value; 1,600,000,000 shares authorized as of June 30, 2024 and December 31, 2023; 207,819,898 and 204,084,024 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	207	204
Additional paid-in capital	1,708,289	1,678,401
Accumulated deficit	(1,022,733)	(1,022,160)
Total stockholders' equity	685,763	656,445
Total liabilities and stockholders' equity	$2,111,794	$2,483,737

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AvidXchange Holdings, Inc.

Unaudited Consolidated Statements of Operations

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues	$105,132	$91,154	$210,730	$177,976
Cost of revenues (exclusive of depreciation and amortization expense)	30,426	30,221	60,759	59,694
Operating expenses
Sales and marketing	19,956	20,076	39,697	40,211
Research and development	25,008	24,740	50,912	47,862
General and administrative	22,635	27,716	46,895	50,343
Impairment and write-off of intangible assets	-	-	162	-
Depreciation and amortization	9,208	8,878	18,515	17,464
Total operating expenses	76,807	81,410	156,181	155,880
Loss from operations	(2,101)	(20,477)	(6,210)	(37,598)
Other income (expense)
Interest income	5,979	5,204	12,541	9,720
Interest expense	(3,323)	(3,363)	(6,660)	(6,678)
Other income	2,656	1,841	5,881	3,042
Income (loss) before income taxes	555	(18,636)	(329)	(34,556)
Income tax expense	119	135	244	205
Net income (loss)	$436	$(18,771)	$(573)	$(34,761)
Net income (loss) per share attributable to common stockholders:
Basic	$0.00	$(0.09)	$0.00	$(0.17)
Diluted	$0.00	$(0.09)	$0.00	$(0.17)
Weighted average number of common shares used to compute net income (loss) per share attributable to common stockholders:
Basic	207,025,967	201,559,007	205,961,720	200,734,555
Diluted	210,370,559	201,559,007	205,961,720	200,734,555

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AvidXchange Holdings, Inc.

Unaudited Consolidated Statements of Changes in Stockholders’ Equity

(in thousands, except share and per share data)

			Additional		Total
	Common Stock		Paid-in Capital	Accumulated Deficit	Stockholders' Equity
Balances at December 31, 2023	204,084,024	$204	$1,678,401	$(1,022,160)	$656,445
Exercise of stock options	493,608	-	3,168	-	3,168
Issuance of common stock upon vesting of restricted stock units	1,737,736	2	(2)	-	-
Stock-based compensation expense	-	-	10,766	-	10,766
Stock-based compensation expense for Employee Stock Purchase Plan, or ESPP	-	-	193	-	193
Net loss	-	-	-	(1,009)	(1,009)
Balances at March 31, 2024	206,315,368	$206	$1,692,526	$(1,023,169)	$669,563
Exercise of stock options	308,435	-	2,225	-	2,225
Issuance of common stock upon vesting of restricted stock units	1,028,744	1	(1)	-	-
Issuance of common stock under ESPP	167,351	-	1,220	-	1,220
Stock-based compensation expense	-	-	12,117	-	12,117
Stock-based compensation expense for ESPP	-	-	202	-	202
Net income	-	-	-	436	436
Balances at June 30, 2024	207,819,898	$207	$1,708,289	$(1,022,733)	$685,763

			Additional		Total
	Common Stock		Paid-in Capital	Accumulated Deficit	Stockholders' Equity
Balances at December 31, 2022	199,433,998	$199	$1,632,080	$(974,835)	$657,444
Exercise of stock options	123,168	-	366	-	366
Issuance of common stock upon vesting of restricted stock units	1,471,826	2	(1)	-	1
Stock-based compensation expense	-	-	8,661	-	8,661
Stock-based compensation expense for ESPP	-	-	270	-	270
Net loss	-	-	-	(15,990)	(15,990)
Balances at March 31, 2023	201,028,992	$201	$1,641,376	$(990,825)	$650,752
Exercise of stock options	99,215	-	337	-	337
Issuance of common stock upon vesting of restricted stock units, net of shares surrendered for taxes	792,242	1	(1)	-	-
Issuance of common stock under ESPP	193,164	-	1,178	-	1,178
Stock-based compensation expense	-	-	10,869	-	10,869
Stock-based compensation expense for ESPP	-	-	152	-	152
Net loss	-	-	-	(18,771)	(18,771)
Balances at June 30, 2023	202,113,613	$202	$1,653,911	$(1,009,596)	$644,517

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AvidXchange Holdings, Inc.

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities
Net loss	$(573)	$(34,761)
Adjustments to reconcile net loss to net cash used by operating activities
Depreciation and amortization expense	18,515	17,464
Amortization of deferred financing costs	212	220
Provision for credit losses	1,481	2,125
Stock-based compensation	23,278	19,952
Accrued interest	822	1,004
Impairment and write-off on intangible assets	162	-
Accretion of investments held to maturity	(2,209)	(2,731)
Deferred income taxes	178	105
Changes in operating assets and liabilities
Accounts receivable	(3,652)	(4,711)
Prepaid expenses and other current assets	(2,481)	631
Other noncurrent assets	(839)	1,247
Deferred customer origination costs	(142)	717
Accounts payable	(1,378)	2,925
Deferred revenue	(2,735)	45
Accrued expenses and other liabilities	(11,388)	(20,636)
Operating lease liabilities	(323)	(242)
Total adjustments	19,501	18,115
Net cash provided by (used in) operating activities	18,928	(16,646)
Cash flows from investing activities
Purchase of marketable securities held to maturity	(98,996)	(162,996)
Proceeds from maturity of marketable securities held to maturity	55,996	175,705
Purchases of equipment	(1,100)	(526)
Purchases of intangible assets	(8,087)	(7,733)
Supplier advances, net	(4,092)	(946)
Net cash (used in) provided by investing activities	(56,279)	3,504
Cash flows from financing activities
Repayments of long-term debt	(813)	(812)
Principal payments on finance leases	(150)	(305)
Proceeds from issuance of common stock	5,393	703
Proceeds from issuance of common stock under ESPP	1,220	1,178
Payment of debt issuance costs	-	(743)
Payment of acquisition-related liability	(100)	(100)
Payment service obligations	(385,201)	(94,127)
Net cash used in financing activities	(379,651)	(94,206)
Net decrease in cash, cash equivalents, and restricted funds held for customers	(417,002)	(107,348)
Cash, cash equivalents, and restricted funds held for customers
Cash, cash equivalents, and restricted funds held for customers, beginning of year	1,985,630	1,634,387
Cash, cash equivalents, and restricted funds held for customers, end of period	$1,568,628	$1,527,039
Supplementary information of noncash investing and financing activities
Property and equipment purchases in accounts payable and accrued expenses	$19	$818
Right-of-use assets obtained in exchange for new financing lease obligations	-	81
Right-of-use assets obtained in exchange for new operating lease obligations	-	362
Interest paid on notes payable	2,673	2,541
Interest paid on finance leases	2,954	2,914
Cash paid for income taxes	254	212

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

2. Summary of Significant Accounting Policies

Basis of Consolidation and Presentation

The accompanying unaudited consolidated financial statements include the accounts of the Company and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. The unaudited consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all normal and recurring adjustments that are, in the opinion of management, necessary for a fair statement of the Company’s financial position, results of operations, changes in stockholders’ equity, and cash flows for the periods presented. The results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any other future annual or interim period. The unaudited consolidated balance sheet as of December 31, 2023 included herein was derived from the audited financial statements as of that date, but does not include all disclosures including certain notes required by U.S. GAAP on an annual reporting basis. All significant intercompany accounts and transactions have been eliminated. There are no items of comprehensive income.

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

Concentrations

Significant Services

A substantial portion of the Company’s revenue is derived from interchange fees earned on payment transactions processed as virtual commercial cards (“VCC”). The Company utilizes service providers to process these transactions. Revenue from one service provider represented 27% and 20% of total revenue for the three months ended June 30, 2024 and 2023, respectively, and 20% of total revenue in each of the six months ended June 30, 2024 and 2023. Accounts receivable from this service provider represented 29% and 12% of accounts receivable, net as of June 30, 2024 and December 31, 2023, respectively. Revenue from a

AvidXchange Holdings, Inc.

Notes to the Unaudited Consolidated Financial Statements

(in thousands, except share and per share data)

second provider represented 19% and 27% of total revenue for the three months ended June 30, 2024 and 2023, respectively, and 26% and 27% of total revenue for the six months ended June 30, 2024 and 2023, respectively. Accounts receivable from this second service provider represented 19% and 38% of accounts receivable, net as of June 30, 2024 and December 31, 2023, respectively.

Future regulation or changes by the card brand payment networks could have a substantial impact on interchange rates and the Company’s revenue from VCC transactions. If interchange rates decline, whether due to actions by the card brand payment networks or future regulation, or if merchant/suppliers elect to receive payments that result in lower or no interchange revenue such as check or apply fees in consideration of accepting electronic forms of payment, the Company’s total operating revenues, operating results, prospects for future growth and overall business could be materially affected. The Company’s revenue from VCC transactions is also impacted by fees charged by service providers to process our VCC transactions.

Restructuring costs

During the fourth quarter of 2023, the Company initiated a restructuring plan to generate cost savings and improve effectiveness of the organization which resulted in a reduction in the Company’s U.S. workforce. The plan was implemented in the fourth quarter of 2023 and completed in the second quarter of 2024. There were no restructuring costs recorded in the three months ended June 30, 2024. The Company recorded restructuring costs of $1,157 in the six months ended June 30, 2024, and $3,037 cumulatively, from one-time severance charges in connection with this plan. Restructuring costs are included in general and administrative expenses in the consolidated statements of operations.

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

	As of June 30, 2024	As of December 31, 2023
Outstanding Transaction Liabilities	$1,175,492	$1,568,280
Other unregulated settlements	17,963	10,376
Total payment service obligations	$1,193,455	$1,578,656

The Company historically transmitted buyer customer funds using a legacy model pursuant to which buyer customer funds were held in trust accounts that were maintained and operated by a trustee pending distribution to suppliers in accordance with instructions provided through the Company’s platform. The Company is not the trustee or beneficiary of the trusts which hold these buyer deposits; accordingly, the Company does not record these assets and offsetting liabilities on its consolidated balance sheets. The Company has largely phased out this model although certain banks that resell its products and services continue to leverage a similar structure. The Company contractually earns interest on funds held for certain buyers. The amount of Company and bank customer funds held in all trust-related and similar accounts was approximately $12,461 and $6,269 as of June 30, 2024 and December 31, 2023, respectively.

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

The Company has recorded these assets and liabilities at their fair value. In association with this plan, $2,688 and $1,866 were included in other noncurrent assets and $2,291 and $2,398 were included in noncurrent liabilities as of June 30, 2024 and December 31, 2023, respectively, on the Company's unaudited consolidated balance sheets.

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

3. Revenue from Contracts with Customers

Disaggregation of Revenue

The table below presents the Company’s revenues disaggregated by type of services performed.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Software revenue	$29,914	$27,248	$59,602	$54,216
Payment revenue	74,183	63,228	149,385	122,409
Services revenue	1,035	678	1,743	1,351
Total revenues	$105,132	$91,154	$210,730	$177,976

Contract Assets and Liabilities

The Company’s rights to payments are not conditional on any factors other than the passage of time, and as such, the Company does not have any contract assets. Contract liabilities consist primarily of advance cash receipts for services (deferred revenue) and are recognized as revenue when the services are provided.

The table below presents information on accounts receivable and contract liabilities.

	As of June 30, 2024	As of December 31, 2023
Trade accounts receivable, net	$19,953	$16,261
Payment processing receivable, net	30,133	30,428
Accounts receivable, net	$50,086	$46,689
Contract liabilities	$24,858	$27,593

AvidXchange Holdings, Inc.

Notes to the Unaudited Consolidated Financial Statements

(in thousands, except share and per share data)

Significant changes in the contract liabilities balance are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue recognized included in beginning of period balance	$(3,018)	$(3,523)	$(6,409)	$(6,014)
Cash received, excluding amounts recognized as revenue during the period	1,614	3,830	3,674	6,059

The tables below present a summary of changes in the Company’s allowances for credit losses and returns for the six months ended June 30, 2024 and 2023:

	Accounts Receivable
	Allowance for Credit Losses	Allowance for Returns	Supplier Advances Receivable Allowance
Allowance balance, December 31, 2023	$2,142	$2,089	$1,333
Amounts charged to contra revenue, cost of revenues and expenses	286	(105)	654
Amounts written off as uncollectable	(28)	-	(1,216)
Recoveries of amounts previously written off	-	-	572
Deduction released to revenue	-	-	-
Allowance balance, June 30, 2024	$2,400	$1,984	$1,343

	Accounts Receivable
	Allowance for Credit Losses	Allowance for Returns	Supplier Advances Receivable Allowance
Allowance balance, December 31, 2022	$1,539	$1,584	$1,872
Amounts charged to contra revenue, cost of revenues and expenses	1,330	225	50
Amounts written off as uncollectable	(233)	-	(1,262)
Recoveries of amounts previously written off	-	-	732
Deduction released to revenue	-	(93)	-
Allowance balance, June 30, 2023	$2,636	$1,716	$1,392

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

The Company’s remaining performance obligation consists of contracts with financial institutions who are using the ASCEND solution. These contracts generally have a duration of two to five years and contain fixed maintenance fees that are considered fixed price guarantees. Remaining performance obligation consisted of the following:

	Current	Noncurrent	Total
As of June 30, 2024	$14,895	$20,246	$35,141
As of December 31, 2023	15,031	20,403	35,434

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

The following tables present information about deferred contract costs:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Capitalized sales commissions and implementation costs	$3,827	$2,539	$6,480	$5,377
Amortization of deferred contract costs
Costs to obtain contracts included in sales and marketing expense	$1,692	$1,465	$3,243	$2,939
Costs to fulfill contracts included in cost of revenue	$1,546	$1,585	3,095	3,154

4. Income (Loss) Per Common Share

The following common share equivalent securities have been excluded from the calculation of weighted average common shares outstanding because the effect is anti-dilutive for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
Anti-Dilutive Common Share Equivalents	2024	2023	2024	2023
Stock options	158,920	8,398,693	7,556,543	8,398,693
Restricted stock units	102,523	10,846,847	10,986,075	10,846,847
Employee stock purchase plan	3,988	52,980	60,450	52,980
Total anti-dilutive common share equivalents	265,431	19,298,520	18,603,068	19,298,520

Basic and diluted net income (loss) per common share is calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Net income (loss)	$436	$(18,771)	$(573)	$(34,761)
Net income (loss) attributable to common stockholders	$436	$(18,771)	$(573)	$(34,761)
Denominator:
Weighted-average common shares outstanding, basic	207,025,967	201,559,007	205,961,720	200,734,555
Weighted-average effect of potentially dilutive securities:
Stock options	1,322,945	-	-	-
Restricted stock units	2,021,647	-	-	-
Weighted-average common shares outstanding, diluted	210,370,559	201,559,007	205,961,720	200,734,555
Net income (loss) per common share, basic	$0.00	$(0.09)	$0.00	$(0.17)
Net income (loss) per common share, diluted	$0.00	$(0.09)	$0.00	$(0.17)

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

	As of June 30, 2024
Description	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market mutual funds (1)	$59,516	$-	$-	$59,516
Rabbi trust-owned life insurance policies (at cash surrender value) (2)	-	2,688	-	2,688
Total assets	$59,516	$2,688	$-	$62,204

Other long-term liabilities
Deferred compensation	$-	$2,291	$-	2,291
Total liabilities	$-	$2,291	$-	$2,291

	As of December 31, 2023
Description	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market mutual funds (1)	$226,715	$-	$-	$226,715
Rabbi trust-owned life insurance policies (at cash surrender value) (2)	-	1,866	-	1,866
Total assets	$226,715	$1,866	$-	$228,581

Other long-term liabilities
Deferred compensation	$-	$2,398	$-	2,398
Total liabilities	$-	$2,398	$-	$2,398

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

6. Marketable Securities

Marketable securities consist of commercial paper, certificates of deposit, and U.S. Treasury and agency debt, and are classified as held-to-maturity. Investments held in marketable securities had contractual maturities of less than nine months as of June 30, 2024. As the Company invests in short-term and high credit quality marketable securities, the Company expects to receive fixed

AvidXchange Holdings, Inc.

Notes to the Unaudited Consolidated Financial Statements

(in thousands, except share and per share data)

par value without any loss of principle at the maturity of each security. Therefore, an allowance for expected credit losses is not recognized as of June 30, 2024 and December 31, 2023. The following presents information about the Company’s marketable securities:

	As of June 30, 2024
Sector	Amortized Cost	Allowance for Credit Losses	Net Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Financial	$67,444	$-	$67,444	$-	$(48)	$67,396
Industrial	22,410	-	22,410	-	(26)	22,384
Total	$89,854	$-	$89,854	$-	$(74)	$89,780

	As of December 31, 2023
Sector	Amortized Cost	Allowance for Credit Losses	Net Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Financial	$44,645	$-	$44,645	$-	$(14)	$44,631
Total	$44,645	$-	$44,645	$-	$(14)	$44,631

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

The following table presents information about the Company’s investments that were in an unrealized loss position and for which an other-than-temporary impairment has not been recognized in earnings:

	As of June 30, 2024	As of December 31, 2023
Aggregate fair value of investments with unrealized losses (1)	78,419	$33,578
Aggregate amount of unrealized losses	(74)	(14)

_________________

(1)	Investments have been in a continuous loss position for less than 12 months

7. Intangible Assets and Goodwill

Intangible Assets

The following table presents information about capitalized software development costs:

	Three Months Ended June 30,		Six Months Ended June 30,
Capitalized software development costs	2024	2023	2024	2023
Capitalized	$4,048	$3,879	$8,087	$7,733
Amortized	4,449	3,668	8,867	7,284

	As of June 30, 2024
	Gross	Accumulated
	Amount	Amortization	Net Amount
Internally developed software	$109,396	$(83,522)	$25,874
Non-compete	6,194	(4,147)	2,047
Customer relationships	72,512	(41,740)	30,772
Technology	45,791	(32,111)	13,680
Trade name	7,748	(3,083)	4,665
Total intangible assets	$241,641	$(164,603)	$77,038

AvidXchange Holdings, Inc.

Notes to the Unaudited Consolidated Financial Statements

(in thousands, except share and per share data)

	As of December 31, 2023
	Gross	Accumulated
	Amount	Amortization	Net Amount
Internally developed software	$101,471	$(74,655)	$26,816
Non-compete	6,194	(3,738)	2,456
Customer relationships	72,512	(37,601)	34,911
Technology	45,791	(30,178)	15,613
Trade name	7,748	(2,739)	5,009
Total intangible assets	$233,716	$(148,911)	$84,805

Total amortization expense associated with identifiable intangible assets was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Total amortization expense associated with identifiable intangible assets	$7,863	$7,292	$15,693	$14,531

Impairment and write-off of intangible assets

Impairment and write-off expense related to internally developed software projects was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Impairment and write-off of intangible assets	$-	$-	$162	$-

Goodwill

There were no changes in goodwill during the six months ended June 30, 2024.

8. Leases and Leasing Commitments

Supplemental cash flow information related to the Company’s operating and finance leases was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Financing cash flows for finance leases	$73	$140	$150	$305
Operating cash flows for finance leases	1,486	1,466	2,954	2,914
Operating cash flows for operating leases	577	559	1,146	1,106
Right of use assets obtained in exchange for new lease obligations:
Finance lease liabilities	-	81	-	81
Operating lease liabilities	-	-	-	362

The components of lease expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Lease expense	2024	2023	2024	2023
Finance lease expense:
Amortization of right-of-use assets	$568	$529	$1,156	$1,060
Interest on lease liabilities	1,656	1,646	3,308	3,287
Operating lease expense	408	432	822	864
Short-term lease expense	-	-	-	-
Variable lease expense	74	54	148	107
Total lease expense	$2,706	$2,661	$5,434	$5,318

AvidXchange Holdings, Inc.

Notes to the Unaudited Consolidated Financial Statements

(in thousands, except share and per share data)

9. Long-Term Debt

Long-term debt as of June 30, 2024 and December 31, 2023:

	As of June 30, 2024	As of December 31, 2023
Term loan facility	$62,563	$63,375
Promissory note payable for land acquisition	13,900	13,900
Total principal due	76,463	77,275
Current portion of term loan and promissory notes	(6,425)	(6,425)
Unamortized portion of debt issuance costs	(954)	(1,090)
Long-term debt	$69,084	$69,760

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

Under the 2022 Credit Agreement and subject to specific conditions, the Company may request, and the lenders have the right, but not the obligation, to increase the 2022 Revolver or add an additional term loan facility by an aggregate amount (for all such increases) not to exceed $50,000 as of June 30, 2024.

The 2022 Credit Agreement has a term of five years and makes available to the Company facilities in an aggregate amount of $95,000 and consists of:

•
$30,000 pursuant to the 2022 Revolver; and
•
$65,000 pursuant to the 2022 Term Loan.

Letters of credit may be issued by KeyBank pursuant to the 2022 Credit Agreement and the availability under the 2022 Revolver will be reduced by any outstanding letters of credit. As June 30, 2024, no letters of credit were outstanding.

As of June 30, 2024, the aggregate amount available to borrow under the 2022 Credit Agreement was $30,000. As of June 30, 2024, the effective interest rate of the 2022 Term Loan was 8.23%.

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

The 2022 Credit Agreement also contains three financial covenants, measured on a consolidated basis. First, there must be liquidity (which is defined as availability under the 2022 Revolver, plus unrestricted cash) that is more than the greater of (1) $35,000, and (2) 35% of the Total Commitment Amount (as defined in the 2022 Credit Agreement). Second, as of the end of each quarter, total revenue on a trailing four-quarter basis must be greater than the requirements set forth in the 2022 Credit Agreement. Third, for each period of four consecutive quarters ending on December 31, 2024, and at the end of each fiscal quarter thereafter, Consolidated EBITDA (as defined in the 2022 Credit Agreement) must not be less than $10,000. The Company was in compliance with its financial debt covenants as of June 30, 2024.

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

Revolving Credit Facility

There was no balance outstanding under the 2022 Revolver as of June 30, 2024 or December 31, 2023. The Company is required to pay on a quarterly basis a commitment fee of 0.3% per annum with respect to the amount of the 2022 Revolver.

Deferred Financing Costs

The Company has $528 and $604 in deferred financing costs included in other noncurrent assets and deposits, and $954 and $1,090 of deferred financing costs associated with its term loans recorded net of long-term debt as of June 30, 2024 and December 31, 2023, respectively.

Amortization of deferred financing costs was $106 and $110 for the three months ended June 30, 2024 and 2023, respectively, and $212 and $220 for the six months ended June 30, 2024 and 2023, respectively, which is presented in the consolidated statements of operations as interest expense.

Land Promissory Notes

The Company has two promissory notes executed in connection with the purchase of land parcels and improvements adjacent to its Charlotte, North Carolina headquarters campus. The aggregate outstanding principal amount was $13,900 as of June 30, 2024 and will be paid in two remaining equal annual payments of $4,800 and a final annual payment of $4,300, plus accrued interest at 6.75%.

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

AvidXchange Holdings, Inc.

Notes to the Unaudited Consolidated Financial Statements

(in thousands, except share and per share data)

Common Stock

At June 30, 2024, the Company had reserved a total of 53,213,576 of its 1,600,000,000 shares of common stock for future issuance as follows:

As of June 30, 2024
Outstanding stock options	7,556,543
Restricted stock units	10,986,075
Available for future issuance under stock award plans	26,722,129
Available for future issuance under employee stock purchase plan	7,948,829
Total common shares reserved for future issuance	53,213,576

11. Stock-Based Compensation

Stock Plans

The Company maintains its 2021 Long-Term Incentive Plan ("2021 Plan") under which it grants stock awards to its employees, directors and non-employee third parties. On January 1, 2024, the number of shares of common stock available to issue under the 2021 Plan automatically increased by 10,204,201 shares. As of June 30, 2024, the Company had 26,722,129 shares allocated to the 2021 Plan, but not yet issued or granted as an award.

The Company also maintains its 2021 Employee Stock Purchase Plan ("ESPP"), under which eligible employees may purchase the Company’s common stock through accumulated payroll deductions. On January 1, 2024, the number of shares of common stock reserved for issuance under the ESPP automatically increased by 2,040,840. As of June 30, 2024, the number of shares of common stock reserved for issuance under the ESPP was 7,948,829.

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

Stock option activity for the six months ended June 30, 2024 was as follows:

	Stock Options
	Number of Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance as of December 31, 2023	8,175,088	$8.64	7.22	$31,135
Granted	346,935	12.34
Exercised	(802,043)	6.73
Cancelled	(162,911)	9.20
Expired	(526)	0.26
Balance as of June 30, 2024	7,556,543	$9.00	6.98	$23,816
Vested and exercisable	4,953,507	$8.71	6.35	$17,061

As of June 30, 2024, the total unamortized stock-based compensation expense related to the unvested stock options was $10,418, which the Company expects to amortize over a weighted average period of 2.2 years.

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

AvidXchange Holdings, Inc.

Notes to the Unaudited Consolidated Financial Statements

(in thousands, except share and per share data)

RSU activity for the six months ended June 30, 2024 was as follows:

	Restricted Stock Units
	Number of Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value
Balance as of December 31, 2023	8,919,024	$8.98
Granted	5,309,713	12.22
Released	(2,766,480)	9.17
Cancelled	(476,182)	9.62
Balance as of June 30, 2024	10,986,075	$10.48

As of June 30, 2024, the total unamortized stock-based compensation expense related to the unvested RSUs was $104,338, which the Company will amortize over a weighted average period of 3.0 years.

Stock-Based Compensation Expense

Stock-based compensation expense from stock options and RSUs, reduced for actual forfeitures, was included in the following line items in the accompanying consolidated statement of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cost of revenues	$1,587	$1,311	$2,784	$2,328
Sales and marketing	1,453	1,400	2,551	2,535
Research and development	2,924	2,980	6,582	5,199
General and administrative	6,153	5,178	10,966	9,468
Total	$12,117	$10,869	$22,883	$19,530

Employee Stock Purchase Plan

Stock-based compensation expense for the ESPP is based on the estimated fair value of the option to purchase shares at a discount and uses grant date inputs including the purchase discount, expected contributions and stock price. Total ESPP expense recorded in the Company's consolidated statements of operations was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
ESPP expense	$202	$152	$395	$422

12. Commitments and Contingencies

Cybersecurity Incident

The Company completed its investigation of its April 2023 cybersecurity incident in the fourth quarter of 2023. The Company has tendered claims for certain expenses incurred in connection with this event. The extent to which the Company's insurance will cover such expenses is substantially complete as of June 30, 2024. Insurance recoveries are recorded as a reduction of general and administrative expense. As of June 30, 2024, the Company has recorded $2,110 as receivable for insurance recoveries. The Company incurred professed and legal fees related to this cyber incident of $123 and $302 in the three and six months ended June 30, 2024, respectively, and $3,616 in the second fiscal quarter of 2023.

13. Income Taxes

The Company’s effective tax rate for the three months ended June 30, 2024 and 2023 was 21.4% and (0.7)%, respectively. The Company’s effective tax rate for the six months ended June 30, 2024 and 2023 was (74.2)% and (0.6)%, respectively. The Company's effective tax rate was a result of estimated tax losses for the fiscal year to date offset by the increase in the valuation allowance in the net operating loss carryforwards. Tax expense includes current tax expense for estimated state income taxes and noncurrent federal and state taxes related to non-deductibility of goodwill in the future and other book to tax differences.

For the six months ended June 30, 2024, the Company has utilized the discrete effective tax rate method, as allowed by ASC 740-270-30-18, Income Taxes—Interim Reporting, to calculate its interim income tax provision. The discrete method is applied when the application of the estimated annual effective tax rate is impractical because it is not possible to reliably estimate the annual effective tax rate. The discrete method treats the year-to-date period as if it was the annual period and determines the income tax expense or benefit on that basis. The Company believes that, at this time, the use of this discrete method is more appropriate than

AvidXchange Holdings, Inc.

Notes to the Unaudited Consolidated Financial Statements

(in thousands, except share and per share data)

the annual effective tax rate method as its full-year forecasted pre-tax income, relative to its year-to-date loss, has the potential to distort its estimated annual effective tax rate.

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

Our revenues are recurring in nature and are derived from multiple sources, predominantly through software revenue from our buyers and revenue from payments made to their suppliers. The table below represents our revenues disaggregated by type of service performed (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Disaggregation of Revenue:	2024	2023	2024	2023
Software revenue	$29,914	$27,248	$59,602	$54,216
Payment revenue	74,183	63,228	149,385	122,409
Services revenue	1,035	678	1,743	1,351
Total revenues	$105,132	$91,154	$210,730	$177,976

Software revenue, payment revenue and services revenue are described below in the section titled "Components of Results of Operations."

Macroeconomic Environment's Impact on Revenue

During the first six months of 2024, we saw the continuing impact of several macroeconomic events on our business and on our buyers and suppliers. These events included, but were not limited to, a higher interest rate environment and heightened uncertainty regarding future rate actions by the Federal Reserve, continuing and sustained inflationary pressure in many sectors, shifting economic sentiments and indecision evidenced, in part, by lingering negative consumer sentiment and the upcoming election cycle.

The near-term and potential longer term impacts of these events, including inflation and an uncertain interest rate environment, on our business and the economy remain unclear. On the one hand, as higher rates have held steady in the current interest rate environment, the interest we earn on funds held for buyers has positively impacted our payment revenue and margin.

On the other hand, we believe that the current macroeconomic environment and the upcoming election cycle has caused and continues to cause certain of our customers to moderate their expenditures and purchasing decisions, particularly discretionary spending, impacting the number of transactions processed across our network. We believe that this same environment has caused certain of our suppliers to select to receive lower cost forms of payment on our network, including check, which has in turn, negatively impacted our payment type mix and our transaction yield and the revenue we earn from interchange fees during the quarter. The near and longer impact of these selections and macroeconomic conditions on the adoption rate of electronic forms of payment on our network remains uncertain. Inflationary pressure also negatively impacts our operating costs by increasing costs incurred by us to operate our business, some of which we may not be able to recoup from our customers.

While the impacts of inflation and increased interest rates are impacting our business in the short term, we may not see these impacts or may see different impacts in the future, for example if and when the Federal Reserve elects to cut interest rates that would impact our interest income, which could lead to difficulty in comparing our current consolidated financial results to our results in future reporting periods.

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

	Three Months Ended June 30,		Percentage	Six Months Ended June 30,		Percentage
	2024	2023	Change	2024	2023	Change
Transactions Processed	19,730,167	18,819,619	4.8%	39,050,282	37,077,315	5.3%
Transaction Yield	$5.33	$4.84	10.1%	$5.40	$4.80	12.5%
Total Payment Volume (in millions)	$20,617	$18,675	10.4%	$40,484	$36,413	11.2%

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

Our media payments business includes customers that are involved in political advertising in the U.S. Revenue from these customers is cyclical as it is connected to U.S. election advertising spend which tends to increase during significant election years, such as mid-term and presidential elections. As 2024 is a presidential election year, we expect an increase in the payments associated with political advertising, laregly in the back half of 2024, compared to 2023 which was not a significant election year.

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

While we expect to continue to increase marketing activities over the coming periods, we are focused on efficient deployment of these marketing resources, and as a result we expect our sales and marketing expenses to experience modest growth in absolute terms in the near term.

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

Income Tax Expense (Benefit)

Income tax expense (benefit) consists of federal and state current and deferred income taxes.

Results of Operations

The following table sets forth our results of operations for the periods presented (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues	$105,132	$91,154	$210,730	$177,976
Cost of revenues (exclusive of depreciation and amortization expense)	30,426	30,221	60,759	59,694
Operating expenses
Sales and marketing	19,956	20,076	39,697	40,211
Research and development	25,008	24,740	50,912	47,862
General and administrative	22,635	27,716	46,895	50,343
Impairment and write-off of intangible assets	-	-	162	-
Depreciation and amortization	9,208	8,878	18,515	17,464
Total operating expenses	76,807	81,410	156,181	155,880
Loss from operations	(2,101)	(20,477)	(6,210)	(37,598)
Other income (expense)
Interest income	5,979	5,204	12,541	9,720
Interest expense	(3,323)	(3,363)	(6,660)	(6,678)
Other income	2,656	1,841	5,881	3,042
Income (loss) before income taxes	555	(18,636)	(329)	(34,556)
Income tax expense	119	135	244	205
Net income (loss)	$436	$(18,771)	$(573)	$(34,761)
Net income (loss) per share attributable to common stockholders:
Basic	$0.00	$(0.09)	$0.00	$(0.17)
Diluted	$0.00	$(0.09)	$0.00	$(0.17)
Weighted average number of common shares used to compute net income (loss) per share attributable to common stockholders:
Basic	207,025,967	201,559,007	205,961,720	200,734,555
Diluted	210,370,559	201,559,007	205,961,720	200,734,555

Comparison of the Three Months Ended June 30, 2024 and 2023

Revenues

	Three Months Ended June 30,		Period-to-Period Change
	2024	2023	Amount	Percentage
	(in thousands)
Revenues	$105,132	$91,154	$13,978	15.3%

The increase in revenues was largely comprised of an increase in payment revenue of $11.0 million, or 17.3%, driven primarily by increased electronic payments on the AvidPay Network due to the addition of new and existing buyer payment transaction volume and an increase in payment yield, that resulted, in part, from increased interest rates over the prior year period, partially offset by continued macroeconomic pressure that we believe is impacting transactions processed and, as a result, our net transaction retention rate. Payment revenue and payment yield were positively impacted by interest on funds held for customers as the rate earned on those funds increased during the period due to the Federal Reserve raising rates in response to the higher than normal level of inflation in the U.S. economy. Payment revenue from interest increased $2.6 million to $11.8 million in the second quarter of 2024 from $9.2 million in the second quarter of 2023. Software revenue increased by $2.7 million, or 9.8%, primarily driven by increased invoice and payment transaction volume from new and existing customers as well as increases in certain subscription-based revenue.

Cost of Revenues

	Three Months Ended June 30,
	2024		2023
		Percentage of		Percentage of	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(in thousands)
Cost of revenues (excluding depreciation and amortization expense)	$30,426	28.9%	$30,221	33.2%	$205	0.7%

The increase in cost of revenues (excluding depreciation and amortization expense) was due primarily to increases in IT infrastructure costs of $0.3 million and increases in invoice and check processing fees of $0.7 million, partially offset by costs savings in consulting and contract labor of $0.6 million as a result of transitioning to new vendors. Additionally, misdirected payments decreased $0.7 million primarily from increased recoveries, partially offset by an increase in the Payments Accelerator reserve of $0.5 million.

Operating Expenses

	Three Months Ended June 30,
	2024		2023
		Percentage of		Percentage of	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(in thousands)
Sales and marketing	$19,956	19.0%	$20,076	22.0%	$(120)	(0.6)%
Research and development	25,008	23.8%	24,740	27.1%	268	1.1%
General and administrative	22,635	21.5%	27,716	30.4%	(5,081)	(18.3)%
Depreciation and amortization	9,208	8.8%	8,878	9.7%	330	3.7%

Sales and Marketing Expenses

The decrease in sales and marketing expenses was primarily driven by decreases in consulting costs of $0.2 million and IT infrastructure costs of $0.1 million, partially offset by an increase in the amortization expense of deferred sales commissions of $0.2 million.

Research and Development Expenses

Research and development expenses increased primarily due to costs associated with engaging consultants and contractors of $0.5 million and IT infrastructure costs and other costs of $0.4 million, including travel, recruiting, and hiring costs. These increases were partially offset by decreases in employee costs of $0.5 million and an additional decrease of $0.2 million attributable to an increase in amount capitalized for software development costs.

General and Administrative Expenses

The decrease in general and administrative expense is primarily attributable to the cybersecurity incident that was detected in April 2023. During the second quarter of 2024 we recorded a recovery from cybersecurity insurance of $2.1 million and we experienced decrease in costs related to cybersecurity incident of $3.5 million as the prior year quarter incurred a significant amount of expense associated with our initial threat response. An additional decrease of $1.1 million is attributable to lower credit losses incurred compared to the prior year quarter. These decreases were partially offset by increases in employee costs of $0.9 million and increases in IT infrastructure costs of $0.6 million. The increase in employee costs was primarily due to stock-based compensation expense from recently granted RSUs.

We do not expect additional recoveries or significant costs related to the cybersecurity incident will be incurred in future periods.

Depreciation and Amortization

Depreciation and amortization increased in absolute terms primarily due to the amortization of intangible assets associated with capitalized software development costs.

Other Income (Expense)

	Three Months Ended June 30,
	2024		2023
		Percentage of		Percentage of	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(in thousands)
Other Income (Expense)	$2,656	2.5%	$1,841	2.0%	$815	44.3%

Other income increased primarily due to an increase in interest income of $0.8 million.

Income Tax Expense

	Three Months Ended June 30,
	2024		2023
		Percentage of		Percentage of	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(in thousands)
Income tax expense	$119	0.1%	$135	0.1%	$(16)	(11.9)%

The provision for income taxes relates primarily to state income taxes and noncurrent federal and state taxes related to the non-deductibility of goodwill in the future and other book to tax differences.

For the three months ended June 30, 2024, we have utilized the discrete effective tax rate method, as allowed by ASC 740-270-30-18, Income Taxes—Interim Reporting, to calculate our interim income tax provision. The discrete method is applied when the application of the estimated annual effective tax rate is impractical because it is not possible to reliably estimate the annual effective tax rate. The discrete method treats the year-to-date period as if it was the annual period and determines the income tax expense or benefit on that basis. We believe that, at this time, the use of this discrete method is more appropriate than the annual effective tax rate method as our full-year forecasted pre-tax income, relative to our year-to-date loss, has the potential to distort our estimated annual effective tax rate.

Comparison of the Six Months Ended June 30, 2024 and 2023

Revenues

	Six Months Ended June 30,		Period-to-Period Change
	2024	2023	Amount	Percentage
	(in thousands)
Revenues	$210,730	$177,976	$32,754	18.4%

The increase in revenues was largely comprised of an increase in payment revenue of $27.0 million, or 22.0%, driven primarily by increased electronic payments on the AvidPay Network due to the addition of new and existing buyer payment transaction volume and an increase in payment yield, that resulted, in part, from increased interest rates over the prior year period, partially offset by continued macroeconomic pressure that we believe is impacting transactions processed and, as a result, our net transaction retention rate. Payment revenue and payment yield were positively impacted by interest on funds held for customers as the rate earned on those funds increased during the period due to the Federal Reserve raising rates in response to the higher than normal level of inflation in the U.S. economy. Payment revenue from interest increased $8.6 million to $24.9 million in the first half of 2024 from $16.3 million in the first half of 2023. Software revenue increased by $5.4 million, or 9.9%, primarily driven by increased invoice and payment transaction volume from new and existing customers as well as increases in certain subscription-based revenue.

Cost of Revenues

	Six Months Ended June 30,
	2024		2023
		Percentage		Percentage	Period-to-Period Change
	Amount	of Revenue	Amount	of Revenue	Amount	Percentage
	(in thousands)
Cost of revenues (excluding depreciation and amortization expense)	$60,759	28.8%	$59,694	33.5%	$1,065	1.8%

The increase in cost of revenues (excluding depreciation and amortization expense) was due primarily to increases in invoice and check processing fees of $1.5 million and increases in IT infrastructure costs of $0.8 million, partially offset by costs savings in consulting and contract labor of $1.5 million as a result of transitioning to new vendors. Additionally, Payments Accelerator reserve increased $0.6 million, partially offset by decreases in misdirected payments of $0.4 million primarily from increased recoveries.

Operating Expenses

	Six Months Ended June 30,
	2024		2023
		Percentage		Percentage	Period-to-Period Change
	Amount	of Revenue	Amount	of Revenue	Amount	Percentage
	(in thousands)
Sales and marketing	$39,697	18.8%	$40,211	22.6%	$(514)	(1.3)%
Research and development	50,912	24.2%	47,862	26.9%	3,050	6.4%
General and administrative	46,895	22.3%	50,343	28.3%	(3,448)	(6.8)%
Impairment and write-off of intangible assets	162	0.1%	-	0.0%	162	100.0%
Depreciation and amortization	18,515	8.8%	17,464	9.8%	1,051	6.0%

Sales and Marketing Expenses

The decrease in sales and marketing expenses was primarily driven by decreases in consulting costs of $0.6 million and travel costs of $0.2 million, partially offset by an increase in amortization expense of deferred sales commissions of $0.3 million.

Research and Development Expenses

Research and development expenses increased primarily due to employee costs of $2.7 million including an increase in stock based compensation of $1.4 million and IT infrastructure costs and other costs of $0.6 million, including travel, recruiting, and hiring costs. These investments in our platform are intended to increase the quality, reliability and efficiency of our technology. These increases were partially offset by decreases of $0.4 million is attributable to an increase in amount capitalized for software development costs.

General and Administrative Expenses

The decrease in general and administrative expense is primarily attributable to the cybersecurity incident that was detected in April 2023. During the second quarter of 2024 we recorded a recovery from cybersecurity insurance of $2.1 million and we experienced decrease in costs related to cybersecurity incident of $3.3 million as the prior year second quarter incurred a significant amount of expense associated with our initial threat response. An additional decrease of $1.1 million is attributable to lower credit losses incurred compared to the prior year quarter. These decreases were partially offset by increases in employee costs of $0.9 million and increases in IT infrastructure costs of $1.1 million. The increase in employee costs was primarily due to stock-based compensation expense from recently granted RSUs. Additionally, we incurred $1.2 million in non-reoccurring restructuring costs in the first half of 2024.

We do not expect additional recoveries or significant costs related to the cybersecurity incident will be incurred in future periods.

Impairment and Write-off of Intangible Assets

The impairment and write-off of intangible assets during the six months ended June 30, 2024 relates to internally developed software projects.

Depreciation and Amortization

Depreciation and amortization increased in absolute terms primarily due to the amortization of intangible assets associated with capitalized software development costs.

Other Income (Expense)

	Six Months Ended June 30,
	2024		2023
		Percentage		Percentage	Period-to-Period Change
	Amount	of Revenue	Amount	of Revenue	Amount	Percentage
	(in thousands)
Other Income (Expense)	$5,881	2.8%	$3,042	1.7%	$2,839	93.3%

Other income increased primarily due to an increase in interest income of $2.8 million.

Income Tax Expense

	Six Months Ended June 30,
	2024		2023
		Percentage		Percentage	Period-to-Period Change
	Amount	of Revenue	Amount	of Revenue	Amount	Percentage
	(in thousands)
Income tax (benefit) expense	$244	0.1%	$205	0.1%	$39	19.0%

The provision for income taxes relates primarily to state income taxes and noncurrent federal and state taxes related to the non-deductibility of goodwill in the future and other book to tax differences.

For the six months ended June 30, 2024, we have utilized the discrete effective tax rate method, as allowed by ASC 740-270-30-18, Income Taxes—Interim Reporting, to calculate our interim income tax provision. The discrete method is applied when the application of the estimated annual effective tax rate is impractical because it is not possible to reliably estimate the annual effective tax rate. The discrete method treats the year-to-date period as if it was the annual period and determines the income tax expense or benefit on that basis. We believe that, at this time, the use of this discrete method is more appropriate than the annual effective tax rate method as our full-year forecasted pre-tax income, relative to our year-to-date loss, has the potential to distort our estimated annual effective tax rate.

Liquidity and Capital Resources

Prior to the second quarter of 2024, we did not historically generate positive cash flow through our operations. We have historically financed our operations and capital expenditures primarily through sales of common and preferred stock, through borrowings under our credit facilities, as described below, and through our IPO that was completed in October 2021, which resulted in net proceeds of $621.4 million, including the exercise of the overallotment option and after deducting underwriting discounts and commissions of $40.4 million and offering expenses of approximately $11.8 million. As of June 30, 2024, our principal sources of liquidity are our unrestricted cash and cash equivalents of $375.2 million, marketable securities of $89.9 million, and funds available under our term loan and revolving credit facilities, which we collectively refer to as the 2022 Credit Agreement, which we entered into in December 2022. As of June 30, 2024, our unused committed capacity under the 2022 Credit Agreement was $30.0 million comprised of a revolving commitment.

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

Cash Flows

Below is a summary of our consolidated cash flows:

	Six Months Ended June 30,
Selected Cash Flow Data:	2024	2023
	(in thousands)
Net cash (used in) provided by:
Operating activities	$18,928	$(16,646)
Investing activities	(56,279)	3,504
Financing activities	(379,651)	(94,206)
Net decrease in cash and cash equivalents, and restricted funds held for customers	$(417,002)	$(107,348)

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

Net cash provided by operating activities improved to $18.9 million during the six months ended June 30, 2024 from $16.6 million used in operating activities during the six months ended June 30, 2023 due primarily to an increase in revenue and an improved net loss offset by changes in working capital, primarily due to variations in timing of payment of accrued expenses.

Net Cash (Used in) Provided by Investing Activities

Cash flows related to our investing activities consist primarily of the maturity and purchases of marketable securities, purchases of property and equipment, purchases of intangible assets, capitalization of internal-use software, and supplier advances related to our Payment Accelerator product.

Net cash used in investing activities increased to $56.3 million during the six months ended June 30, 2024 compared to $3.5 million provided by investing activities during the six months ended June 30, 2023, primarily driven by differences in the timing of purchases and maturities in our portfolio of held-to-maturity marketable securities.

Net Cash Used in Financing Activities

Cash flows related to our financing activities consist primarily of changes in restricted buyer fund deposits related to buyer payment transactions, exercise of stock options, principal payments on financing leases, and borrowings and repayments of long-term debt.

Net cash used in financing activities was $379.7 million during the six months ended June 30, 2024 compared to $94.2 million during the six months ended June 30, 2023, due primarily to variations in the inflows and outflows from payment service obligations of our customers.

Outstanding Debt

Below is a summary of our outstanding debt (in thousands):

	As of June 30, 2024	As of December 31, 2023
Term loan facility	$62,563	$63,375
Promissory note payable for land acquisition	13,900	13,900
Total principal due	76,463	77,275
Current portion of term loan and promissory notes	(6,425)	(6,425)
Unamortized portion of debt issuance costs	(954)	(1,090)
Long-term debt	$69,084	$69,760

Credit Facilities

On December 29, 2022, we entered into a credit agreement to replace our previous credit facility. As of June 30, 2024, the aggregate available borrowing capacity under this agreement was $30.0 million.

We were in compliance with our financial covenants as of June 30, 2024. Refer to Note 9 of our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional details about our credit facilities.

Land Promissory Notes

We have promissory notes in connection with land and improvements adjacent to our Charlotte, North Carolina headquarters campus. Refer to Note 9 of our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for information on our promissory notes.

Issuances of Common Stock

During the six months ended June 30, 2024, we issued shares of common stock under our existing stock plans. Refer to our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for details.

Payment Obligations

We process payments for our customers. As part of our payment product offering we have recorded payment service obligations in our consolidated balance sheets of $1,193.5 million as of June 30, 2024 and an offsetting asset of restricted funds held for customers. This balance is short-term in nature and represents our obligation to pay our customers' suppliers as directed by our customers.

We historically transmitted buyer customer funds using a legacy model pursuant to which buyer customer funds were held in trust accounts that were maintained and operated by a trustee pending distribution to suppliers in accordance with instructions provided through our platform. After buyers’ funds were deposited in a trust account, we initiated payment through external payment networks whereby the buyers’ funds were distributed from the trust to the appropriate supplier. We are not the trustee or beneficiary of the trusts which hold these buyer deposits, accordingly, we do not record these assets and offsetting liabilities on our consolidated balance sheets. We have largely transitioned away from the trust model although certain banks that resell our products and services continue to leverage a similar structure. We contractually earn interest on funds held for certain buyers. The amount of Company and bank customer funds held in all trust-related and similar accounts was approximately $12.5 million and $6.3 million at June 30, 2024 and December 31, 2023, respectively.

Contractual Obligations

There were no material changes in our contractual obligations and commitments during the six months ended June 30, 2024 from the contractual obligations and commitments disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023. See Note 8 of the notes to our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information regarding contractual obligations and commitments.

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

Recent Accounting Pronouncements

See Note 2 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted as of June 30, 2024.

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

Our operating cash may be invested in accordance with our cash investment policy. Under that policy, we invest with the objective of preserving capital while optimizing yield. Permissible investments include U.S. Treasury instruments, U.S. Government Agency securities, Government-Sponsored Enterprise securities, commercial paper, certificates of deposit, and money market funds. As of June 30, 2024, we held marketable securities with an amortized cost basis of $89.9 million and money market funds with an aggregate value of $59.5 million. The remaining amount of operating cash was held in interest-bearing demand deposit accounts.

Our buyer funds assets are invested with safety of principal, liquidity, and diversification as the primary objectives. Consistent with these objectives, we also seek to maximize interest income and to minimize the volatility of interest income with emphasis on liquidity. Pursuant to our investment policy and subject to applicable law, buyer funds may be invested in U.S. Treasury securities,

U.S. Government Agency securities, or other cash equivalents, including certificates of deposit and time deposits. As of June 30, 2024, all buyer funds have been invested in interest-bearing demand deposit accounts.

We are exposed to interest-rate risk relating to our investment portfolio, which consists principally of interest-bearing demand deposit accounts as well as investments made in accordance with our cash investment policy. We recognize interest earned from buyer funds assets as revenue. We generally do not pay interest to buyers. Factors that influence the rate of interest we earn include the short-term market interest rate environment and the weighting of balances by security type. The annualized interest rate earned on our investment of operating cash and funds held for buyers increased to 5.03% during the first six months of fiscal year 2024 from 4.39% during fiscal year 2023. Based on current investment practices, an increase in the Federal Funds interest rate of 100 basis points would have changed our interest income in the first six months of fiscal year 2024 from our investment of operating cash by approximately $2.0 million and our interest on buyer funds assets by approximately $5.3 million based upon the average balances for the first six months of fiscal year 2024 of $461.5 million in operating cash investments and $999.6 million in buyer funds investments, respectively. In addition to interest rate risks, we also have exposure to risks associated with changes in laws and regulations that may affect buyer fund balances. For example, a change in regulations that restricts the permissible investment alternatives for buyer funds may reduce our interest earned revenue.

We are also exposed to interest-rate risk relating to existing variable rate bank borrowings. As of June 30, 2024 and December 31, 2023, we had outstanding borrowings on variable rate debt of $62.6 million and $63.4 million, respectively. A 100 basis points increase in the variable rate would have resulted in incremental interest expense of $0.3 million during the six months ended June 30, 2024.

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

We are also exposed to risks associated with our Payment Accelerator product, in which our supplier customers can accelerate the receipt of payment for outstanding invoices before our buyers initiate the transfer of funds. If those invoices are not approved or the buyer does not transfer the requisite funds then we are exposed to the risk of not being able to recoup our advances to the supplier. We mitigate this risk through data analytics to determine which invoices are available and appropriate for advance payment.

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

We are also exposed to concentration risk associated with buyer funds that we hold in Company-owned accounts, which are subject to applicable state money transmitter laws, and in trust accounts. As of June 30, 2024, all buyer funds have been invested in interest-bearing demand deposit accounts. The majority of these demand accounts are maintained at one institution which is a full-service, FDIC-insured national bank supervised by the Office of the Comptroller of the Currency and is a subsidiary of a bank holding company subject to regulation, supervision, and examination by the Federal Reserve. As indicated above, while we do not currently maintain private insurance to mitigate this risk, we seek to mitigate this risk by monitoring financial institutions that we conduct business with and endeavoring to maintain our cash balances at large well-capitalized financial institutions.

ITEM 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Disclosure controls and procedures are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective, as of June 30, 2024, to reasonably ensure that information required to be disclosed and filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified, and that management will be timely alerted to material information required to be included in our periodic reports filed with the Securities and Exchange Commission.

(b) Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter ended June 30, 2024, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Issuer Repurchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(c) Trading Plans of Directors and Executive Officers

			Trading Agreement
	Action	Date	Rule 10b5-1*	Non-Rule 10b5-1**	Total Shares to be Sold	Expiration Date
Todd Cunningham, Chief People Officer, Senior Vice President	Terminate	June 13, 2024	X		50,000	Not applicable
Todd Cunningham, Chief People Officer, Senior Vice President	Adopt	June 13, 2024	X		49,902	December 31, 2024
Daniel Drees, President	Terminate	June 6, 2024	X		37,738	Not applicable
Daniel Drees, President	Adopt	June 10, 2024	X		247,729	June 2, 2025
Ryan Stahl, General Counsel and Secretary, Senior Vice President	Adopt	June 14, 2024	X		32,899	December 12, 2024
Joel Wilhite, Chief Financial Officer, Senior Vice President	Adopt	May 24, 2024	X		102,758	November 15, 2024

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

AvidXchange Holdings, Inc.

Date: August 2, 2024	By:	/s/ Joel Wilhite
Joel Wilhite
Chief Financial Officer (Authorized Signatory and Principal Financial and Accounting Officer)