Form 10-Q
period 2024-09-30
AvidXchange Holdings, Inc.
filed 2024-11-08
CIK 1858257

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 4, 2024, the registrant had 205,725,969 shares of common stock, $0.001 par value per share, outstanding.

AvidXchange Holdings, Inc.

Form 10-Q

For the Quarterly Period Ended September 30, 2024

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

AvidXchange Holdings, Inc.

Unaudited Consolidated Balance Sheets

(in thousands, except share and per share data)

	As of September 30,	As of December 31,
	2024	2023
Assets
Current assets
Cash and cash equivalents	$315,324	$406,974
Restricted funds held for customers	1,154,280	1,578,656
Marketable securities	78,957	44,645
Accounts receivable, net of allowances of $4,738 and $4,231, respectively	56,102	46,689
Supplier advances receivable, net of allowances of $1,664 and $1,333 respectively	13,965	9,744
Prepaid expenses and other current assets	12,678	12,070
Total current assets	1,631,306	2,098,778
Property and equipment, net	98,433	100,985
Operating lease right-of-use assets	1,279	1,628
Deferred customer origination costs, net	27,678	27,663
Goodwill	165,921	165,921
Intangible assets, net	74,033	84,805
Other noncurrent assets and deposits	6,399	3,957
Total assets	$2,005,049	$2,483,737
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$15,991	$16,777
Accrued expenses	47,473	56,367
Payment service obligations	1,154,280	1,578,656
Deferred revenue	13,076	12,851
Current maturities of lease obligations under finance leases	171	275
Current maturities of lease obligations under operating leases	1,659	1,525
Current maturities of long-term debt	4,800	6,425
Total current liabilities	1,237,450	1,672,876
Long-term liabilities
Deferred revenue, less current portion	12,395	14,742
Obligations under finance leases, less current maturities	62,863	62,464
Obligations under operating leases, less current maturities	2,291	3,275
Long-term debt	9,100	69,760
Other long-term liabilities	4,152	4,175
Total liabilities	1,328,251	1,827,292
Commitments and contingencies
Stockholders' equity
Preferred stock, $0.001 par value; 50,000,000 shares authorized, no shares issued and outstanding as of September 30, 2024 and December 31, 2023	-	-
Common stock, $0.001 par value; 1,600,000,000 shares authorized as of September 30, 2024 and December 31, 2023; 205,517,689 and 204,084,024 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	205	204
Additional paid-in capital	1,695,279	1,678,401
Accumulated deficit	(1,018,686)	(1,022,160)
Total stockholders' equity	676,798	656,445
Total liabilities and stockholders' equity	$2,005,049	$2,483,737

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AvidXchange Holdings, Inc.

Unaudited Consolidated Statements of Operations

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues	$112,772	$98,680	$323,502	$276,656
Cost of revenues (exclusive of depreciation and amortization expense)	30,429	30,767	91,188	90,461
Operating expenses
Sales and marketing	21,102	18,735	60,799	58,946
Research and development	25,125	24,754	76,037	72,616
General and administrative	25,769	25,002	72,664	75,345
Impairment and write-off of intangible assets	-	-	162	-
Depreciation and amortization	9,092	9,051	27,607	26,515
Total operating expenses	81,088	77,542	237,269	233,422
Income (loss) from operations	1,255	(9,629)	(4,955)	(47,227)
Other income (expense)
Interest income	5,837	5,100	18,378	14,820
Interest expense	(2,614)	(3,428)	(9,274)	(10,106)
Other income	3,223	1,672	9,104	4,714
Income (loss) before income taxes	4,478	(7,957)	4,149	(42,513)
Income tax expense	431	134	675	339
Net income (loss)	$4,047	$(8,091)	$3,474	$(42,852)
Net income (loss) per share attributable to common stockholders:
Basic	$0.02	$(0.04)	$0.02	$(0.21)
Diluted	$0.02	$(0.04)	$0.02	$(0.21)
Weighted average number of common shares used to compute net income (loss) per share attributable to common stockholders:
Basic	207,235,954	202,526,844	206,389,565	201,338,550
Diluted	209,015,661	202,526,844	209,721,858	201,338,550

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AvidXchange Holdings, Inc.

Unaudited Consolidated Statements of Changes in Stockholders’ Equity

(in thousands, except share and per share data)

			Additional		Total
	Common Stock		Paid-in Capital	Accumulated Deficit	Stockholders' Equity
Balances at December 31, 2023	204,084,024	$204	$1,678,401	$(1,022,160)	$656,445
Exercise of stock options	493,608	-	3,168	-	3,168
Issuance of common stock upon vesting of restricted stock units	1,737,736	2	(2)	-	-
Stock-based compensation expense	-	-	10,766	-	10,766
Stock-based compensation expense for Employee Stock Purchase Plan, or ESPP	-	-	193	-	193
Net loss	-	-	-	(1,009)	(1,009)
Balances at March 31, 2024	206,315,368	$206	$1,692,526	$(1,023,169)	$669,563
Exercise of stock options	308,435	-	2,225	-	2,225
Issuance of common stock upon vesting of restricted stock units	1,028,744	1	(1)	-	-
Issuance of common stock under ESPP	167,351	-	1,220	-	1,220
Stock-based compensation expense	-	-	12,117	-	12,117
Stock-based compensation expense for ESPP	-	-	202	-	202
Net income	-	-	-	436	436
Balances at June 30, 2024	207,819,898	$207	$1,708,289	$(1,022,733)	$685,763
Exercise of stock options	36,385	-	200	-	200
Issuance of common stock upon vesting of restricted stock units	765,718	1	(1)	-	-
Repurchase and retirement of common stock	(3,104,312)	(3)	(25,059)	-	(25,062)
Stock-based compensation expense	-	-	11,623	-	11,623
Stock-based compensation expense for ESPP	-	-	227	-	227
Net income	-	-	-	4,047	4,047
Balances at September 30, 2024	205,517,689	$205	$1,695,279	$(1,018,686)	$676,798

			Additional		Total
	Common Stock		Paid-in Capital	Accumulated Deficit	Stockholders' Equity
Balances at December 31, 2022	199,433,998	$199	$1,632,080	$(974,835)	$657,444
Exercise of stock options	123,168	-	366	-	366
Issuance of common stock upon vesting of restricted stock units	1,471,826	2	(1)	-	1
Stock-based compensation expense	-	-	8,661	-	8,661
Stock-based compensation expense for ESPP	-	-	270	-	270
Net loss	-	-	-	(15,990)	(15,990)
Balances at March 31, 2023	201,028,992	$201	$1,641,376	$(990,825)	$650,752
Exercise of stock options	99,215	-	337	-	337
Issuance of common stock upon vesting of restricted stock units	792,242	1	(1)	-	-
Issuance of common stock under ESPP	193,164	-	1,178	-	1,178
Stock-based compensation expense	-	-	10,869	-	10,869
Stock-based compensation expense for ESPP	-	-	152	-	152
Net loss	-	-	-	(18,771)	(18,771)
Balances at June 30, 2023	202,113,613	$202	$1,653,911	$(1,009,596)	$644,517
Exercise of stock options	91,353	-	748	-	748
Issuance of common stock upon vesting of restricted stock units	691,115	1	(1)	-	-
Stock-based compensation expense	-	-	11,043	-	11,043
Stock-based compensation expense for ESPP	-	-	186	-	186
Net loss	-	-	-	(8,091)	(8,091)
Balances at September 30, 2023	202,896,081	$203	$1,665,887	$(1,017,687)	$648,403

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AvidXchange Holdings, Inc.

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities
Net income (loss)	$3,474	$(42,852)
Adjustments to reconcile net income (loss) to net cash used by operating activities
Depreciation and amortization expense	27,607	26,515
Amortization of deferred financing costs	310	326
Debt extinguishment costs	1,081	-
Provision for credit losses	2,985	2,118
Stock-based compensation	35,128	31,181
Accrued interest	1,192	1,509
Impairment and write-off on intangible assets	162	-
Accretion of investments held to maturity	(3,322)	(4,091)
Deferred income taxes	267	158
Changes in operating assets and liabilities
Accounts receivable	(10,398)	(2,221)
Prepaid expenses and other current assets	(608)	(851)
Other noncurrent assets	(1,215)	1,369
Deferred customer origination costs	(14)	785
Accounts payable	(786)	4,679
Deferred revenue	(2,122)	(1,650)
Accrued expenses and other liabilities	(9,759)	(27,588)
Operating lease liabilities	(500)	(378)
Total adjustments	40,008	31,861
Net cash provided by (used in) operating activities	43,482	(10,991)
Cash flows from investing activities
Purchase of marketable securities held to maturity	(120,996)	(262,994)
Proceeds from maturity of marketable securities held to maturity	90,006	277,428
Purchases of equipment	(1,505)	(1,001)
Purchases of intangible assets	(12,939)	(11,898)
Supplier advances, net	(6,222)	(1,309)
Net cash (used in) provided by investing activities	(51,656)	226
Cash flows from financing activities
Repayments of long-term debt	(63,375)	(1,219)
Principal payments on finance leases	(223)	(435)
Proceeds from issuance of common stock	5,593	1,452
Proceeds from issuance of common stock under ESPP	1,220	1,178
Payment of debt issuance costs	(1,529)	(743)
Repurchases of common stock	(25,062)	-
Payment of acquisition-related liability	(100)	(100)
Payment service obligations	(424,376)	(57,607)
Net cash used in financing activities	(507,852)	(57,474)
Net decrease in cash, cash equivalents, and restricted funds held for customers	(516,026)	(68,239)
Cash, cash equivalents, and restricted funds held for customers
Cash, cash equivalents, and restricted funds held for customers, beginning of year	1,985,630	1,634,387
Cash, cash equivalents, and restricted funds held for customers, end of period	$1,469,604	$1,566,148
Supplementary information of noncash investing and financing activities
Property and equipment purchases in accounts payable and accrued expenses	$-	$939
Right-of-use assets obtained in exchange for new financing lease obligations	-	81
Right-of-use assets obtained in exchange for new operating lease obligations	-	362
Interest paid on notes payable	3,270	3,889
Interest paid on finance leases	4,448	4,386
Cash paid for income taxes	393	212

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

2. Summary of Significant Accounting Policies

Basis of Consolidation and Presentation

The accompanying unaudited consolidated financial statements include the accounts of the Company and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. The unaudited consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all normal and recurring adjustments that are, in the opinion of management, necessary for a fair statement of the Company’s financial position, results of operations, changes in stockholders’ equity, and cash flows for the periods presented. The results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any other future annual or interim period. The unaudited consolidated balance sheet as of December 31, 2023 included herein was derived from the audited financial statements as of that date, but does not include all disclosures including certain notes required by U.S. GAAP on an annual reporting basis. All significant intercompany accounts and transactions have been eliminated. There are no items of comprehensive income.

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

Concentrations

Significant Services

A substantial portion of the Company’s revenue is derived from interchange fees earned on payment transactions processed as virtual commercial cards (“VCC”). The Company utilizes service providers to process these transactions. Revenue from one service provider represented 25% and 14% of total revenue for the three months ended September 30, 2024 and 2023, respectively, and 22% and 18% of total revenue for the nine months ended September 30, 2024 and 2023, respectively. Accounts receivable from this service provider represented 41% and 12% of accounts receivable, net as of September 30, 2024 and

AvidXchange Holdings, Inc.

Notes to the Unaudited Consolidated Financial Statements

(in thousands, except share and per share data)

December 31, 2023, respectively. Revenue from a second provider represented 21% and 31% of total revenue for the three months ended September 30, 2024 and 2023, respectively, and 24% and 29% of total revenue for the nine months ended September 30, 2024 and 2023, respectively. Accounts receivable from this second service provider represented 7% and 38% of accounts receivable, net as of September 30, 2024 and December 31, 2023, respectively.

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

Restructuring costs

During the fourth quarter of 2023, the Company initiated a restructuring plan to generate cost savings and improve effectiveness of the organization which resulted in a reduction in the Company’s U.S. workforce. The plan was implemented in the fourth quarter of 2023 and completed in the second quarter of 2024. There were no restructuring costs recorded in the three months ended September 30, 2024. The Company recorded restructuring costs of $1,157 in the nine months ended September 30, 2024, and $3,037 cumulatively, from one-time severance charges in connection with this plan. Restructuring costs are included in general and administrative expenses in the consolidated statements of operations.

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

Marketable Securities

Marketable securities consist of short-term investments in corporate bonds, commercial paper, certificates of deposits and various U.S. government backed securities. To reflect its intention, the Company classifies its marketable securities as held-to-maturity at the time of purchase. As a result, the marketable securities are recorded at amortized cost and any gains or losses realized upon maturity are reported in other income (expense) in the consolidated statements of operations.

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

Restricted Funds Held for Customers and Payment Service Obligations

Restricted funds held for customers and the corresponding liability of payment service obligations represent funds that are collected from customers for payments to their suppliers. The Company determines the balances of restricted funds held for customers, and the corresponding payment services obligations, by reconciling cash held by financial institutions and the corresponding payments in transit at the end of each period. The balance of these obligations may fluctuate from period to period depending on the timing of the period end and the timing of when outstanding payments clear with financial institutions. The Company is registered as a money services business with the Financial Crimes Enforcement Network. Payment service obligations are comprised of outstanding daily transaction liabilities per state regulatory average daily transaction liability reporting requirements and other unregulated settlements with payees, which do not constitute a regulatory liability event under reporting requirements.

	As of September 30, 2024	As of December 31, 2023
Outstanding Transaction Liabilities	$1,115,745	$1,568,280
Other unregulated settlements	38,535	10,376
Total payment service obligations	$1,154,280	$1,578,656

The Company historically transmitted buyer customer funds using a legacy model pursuant to which buyer customer funds were held in trust accounts that were maintained and operated by a trustee pending distribution to suppliers in accordance with instructions provided through the Company’s platform. The Company is not the trustee or beneficiary of the trusts which hold these buyer deposits; accordingly, the Company does not record these assets and offsetting liabilities on its consolidated balance sheets. The Company has largely phased out this model although certain banks that resell its products and services continue to leverage a similar structure. The Company contractually earns interest on funds held for certain buyers. The amount of Company and bank customer funds held in all trust-related and similar accounts was approximately $21,925 and $6,269 as of September 30, 2024 and December 31, 2023, respectively.

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

The Company has recorded these assets and liabilities at their fair value. In association with this plan, $2,823 and $1,866 were included in other noncurrent assets and $2,429 and $2,398 were included in noncurrent liabilities as of September 30, 2024 and December 31, 2023, respectively, on the Company's unaudited consolidated balance sheets.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This standard is intended to require more detailed disclosures about specified categories of expenses included in certain expense captions presented on the face of the income statement. This ASU is effective for fiscal years beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The amendments may be applied either (1) prospectively to financial statements issued for reporting periods after the effective date of this ASU or (2) retrospectively to all prior periods presented in the financial statements. The Company is assessing the impact of this guidance on its financial statements.

3. Revenue from Contracts with Customers

Disaggregation of Revenue

The table below presents the Company’s revenues disaggregated by type of services performed.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Software revenue	$30,664	$28,919	$90,266	$83,135
Payment revenue	80,697	68,485	230,082	190,894
Services revenue	1,411	1,276	3,154	2,627
Total revenues	$112,772	$98,680	$323,502	$276,656

Contract Assets and Liabilities

The Company’s rights to payments are not conditional on any factors other than the passage of time, and as such, the Company does not have any contract assets. Contract liabilities consist primarily of advance cash receipts for services (deferred revenue) and are recognized as revenue when the services are provided.

AvidXchange Holdings, Inc.

Notes to the Unaudited Consolidated Financial Statements

(in thousands, except share and per share data)

The table below presents information on accounts receivable and contract liabilities.

	As of September 30, 2024	As of December 31, 2023
Trade accounts receivable, net	$22,825	$16,261
Payment processing receivable, net	33,277	30,428
Accounts receivable, net	$56,102	$46,689
Contract liabilities	$25,471	$27,593

Significant changes in the contract liabilities balance are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue recognized included in beginning of period balance	$(2,120)	$(3,351)	$(8,733)	$(8,264)
Cash received, excluding amounts recognized as revenue during the period	2,733	1,656	6,611	6,613

The tables below present a summary of changes in the Company’s allowances for credit losses and returns for the nine months ended September 30, 2024 and 2023:

	Accounts Receivable
	Allowance for Credit Losses	Allowance for Returns	Supplier Advances Receivable Allowance
Allowance balance, December 31, 2023	$2,142	$2,089	$1,333
Amounts charged to contra revenue, cost of revenues and expenses	1,016	(200)	1,127
Amounts written off as uncollectable	(309)	-	(1,593)
Recoveries of amounts previously written off	-	-	797
Deduction released to revenue	-	-	-
Allowance balance, September 30, 2024	$2,849	$1,889	$1,664

	Accounts Receivable
	Allowance for Credit Losses	Allowance for Returns	Supplier Advances Receivable Allowance
Allowance balance, December 31, 2022	$1,539	$1,584	$1,872
Amounts charged to contra revenue, cost of revenues and expenses	945	375	210
Amounts written off as uncollectable	(484)	(1)	(1,701)
Recoveries of amounts previously written off	-	-	932
Deduction released to revenue	-	(92)	-
Allowance balance, September 30, 2023	$2,000	$1,866	$1,313

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

AvidXchange Holdings, Inc.

Notes to the Unaudited Consolidated Financial Statements

(in thousands, except share and per share data)

The Company’s remaining performance obligation consists of contracts with financial institutions who are using the ASCEND solution. These contracts generally have a duration of two to five years and contain fixed maintenance fees that are considered fixed price guarantees. Remaining performance obligation consisted of the following:

	Current	Noncurrent	Total
As of September 30, 2024	$15,073	$20,252	$35,325
As of December 31, 2023	15,031	20,403	35,434

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

The following tables present information about deferred contract costs:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Capitalized sales commissions and implementation costs	$3,016	$3,045	$9,496	$8,422
Amortization of deferred contract costs
Costs to obtain contracts included in sales and marketing expense	$1,615	$1,550	$4,858	$4,489
Costs to fulfill contracts included in cost of revenue	$1,528	$1,564	4,623	4,718

4. Income (Loss) Per Common Share

The following common share equivalent securities have been excluded from the calculation of weighted average common shares outstanding because the effect is anti-dilutive for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
Anti-Dilutive Common Share Equivalents	2024	2023	2024	2023
Stock options	402,042	8,252,768	186,582	8,252,768
Restricted stock units	816,531	10,114,472	285,127	10,114,472
Employee stock purchase plan	-	168,002	-	168,002
Total anti-dilutive common share equivalents	1,218,573	18,535,242	471,709	18,535,242

Basic and diluted net income (loss) per common share is calculated as follows:

AvidXchange Holdings, Inc.

Notes to the Unaudited Consolidated Financial Statements

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Net income (loss)	$4,047	$(8,091)	$3,474	$(42,852)
Net income (loss) attributable to common stockholders	$4,047	$(8,091)	$3,474	$(42,852)
Denominator:
Weighted-average common shares outstanding, basic	207,235,954	202,526,844	206,389,565	201,338,550
Weighted-average effect of potentially dilutive securities:
Stock options	787,733	-	1,205,661	-
Restricted stock units	951,460	-	2,067,965	-
Employee stock purchase plan	40,514	-	58,667	-
Weighted-average common shares outstanding, diluted	209,015,661	202,526,844	209,721,858	201,338,550
Net income (loss) per common share, basic	$0.02	$(0.04)	$0.02	$(0.21)
Net income (loss) per common share, diluted	$0.02	$(0.04)	$0.02	$(0.21)

5. Fair Value Measurements

The Company’s financial instruments consist of cash and cash equivalents, marketable securities, trade and supplier advances receivables, assets of the rabbi trust, AP, deferred compensation liabilities, and debt. The carrying amount of cash, trade and supplier advances receivables, and AP approximate fair value due to the short-term maturity. The estimated fair value of long-term debt is based on borrowing rates available during the period to the Company for similar debt issues. The fair value approximated the carrying value of long-term debt at the report date.

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

AvidXchange Holdings, Inc.

Notes to the Unaudited Consolidated Financial Statements

(in thousands, except share and per share data)

	As of September 30, 2024
Description	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market mutual funds (1)	$60,510	$-	$-	$60,510
Rabbi trust-owned life insurance policies (at cash surrender value) (2)	-	2,823	-	2,823
Total assets	$60,510	$2,823	$-	$63,333

Other long-term liabilities
Deferred compensation	$-	$2,429	$-	2,429
Total liabilities	$-	$2,429	$-	$2,429

	As of December 31, 2023
Description	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market mutual funds (1)	$226,715	$-	$-	$226,715
Rabbi trust-owned life insurance policies (at cash surrender value) (2)	-	1,866	-	1,866
Total assets	$226,715	$1,866	$-	$228,581

Other long-term liabilities
Deferred compensation	$-	$2,398	$-	2,398
Total liabilities	$-	$2,398	$-	$2,398

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

6. Marketable Securities

Marketable securities consist of corporate bonds, commercial paper, certificates of deposit, and U.S. Treasury and agency debt, and are classified as held-to-maturity. Investments held in marketable securities had contractual maturities of less than 13 months as of September 30, 2024. As the Company invests in short-term and high credit quality marketable securities, the Company expects to receive fixed par value without any loss of principle at the maturity of each security. Therefore, an allowance for expected credit losses is not recognized as of September 30, 2024 and December 31, 2023. The following presents information about the Company’s marketable securities:

	As of September 30, 2024
Sector	Amortized Cost	Allowance for Credit Losses	Net Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Financial	$56,251	$-	$56,251	$73	$(3)	$56,321
Industrial	22,706	-	22,706	10	(1)	22,715
Total	$78,957	$-	$78,957	$83	$(4)	$79,036

	As of December 31, 2023
Sector	Amortized Cost	Allowance for Credit Losses	Net Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Financial	$44,645	$-	$44,645	$-	$(14)	$44,631
Total	$44,645	$-	$44,645	$-	$(14)	$44,631

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

The following table presents information about the Company’s investments that were in an unrealized loss position and for which an other-than-temporary impairment has not been recognized in earnings:

	As of September 30, 2024	As of December 31, 2023
Aggregate fair value of investments with unrealized losses (1)	22,391	$33,578
Aggregate amount of unrealized losses	(4)	(14)

_________________

(1)	Investments have been in a continuous loss position for less than 12 months

7. Intangible Assets and Goodwill

Intangible Assets

The following table presents information about capitalized software development costs:

	Three Months Ended September 30,		Nine Months Ended September 30,
Capitalized software development costs	2024	2023	2024	2023
Capitalized	$4,852	$4,165	$12,939	$11,898
Amortized	4,443	3,910	13,310	11,194

	As of September 30, 2024
	Gross	Accumulated
	Amount	Amortization	Net Amount
Internally developed software	$114,248	$(87,965)	$26,283
Non-compete	6,194	(4,352)	1,842
Customer relationships	72,512	(43,809)	28,703
Technology	45,791	(33,077)	12,714
Trade name	7,748	(3,257)	4,491
Total intangible assets	$246,493	$(172,460)	$74,033

	As of December 31, 2023
	Gross	Accumulated
	Amount	Amortization	Net Amount
Internally developed software	$101,471	$(74,655)	$26,816
Non-compete	6,194	(3,738)	2,456
Customer relationships	72,512	(37,601)	34,911
Technology	45,791	(30,178)	15,613
Trade name	7,748	(2,739)	5,009
Total intangible assets	$233,716	$(148,911)	$84,805

Total amortization expense associated with identifiable intangible assets was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Total amortization expense associated with identifiable intangible assets	$7,856	$7,533	$23,549	$22,064

Impairment and write-off of intangible assets

Impairment and write-off expense related to internally developed software projects was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Impairment and write-off of intangible assets	$-	$-	$162	$-

AvidXchange Holdings, Inc.

Notes to the Unaudited Consolidated Financial Statements

(in thousands, except share and per share data)

Goodwill

There were no changes in goodwill during the nine months ended September 30, 2024.

8. Leases and Leasing Commitments

Supplemental cash flow information related to the Company’s operating and finance leases was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Financing cash flows for finance leases	$73	$130	$223	$435
Operating cash flows for finance leases	1,494	1,472	4,448	4,386
Operating cash flows for operating leases	536	562	1,682	1,668
Right of use assets obtained in exchange for new lease obligations:
Finance lease liabilities	-	-	-	81
Operating lease liabilities	-	-	-	362

The components of lease expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Lease expense	2024	2023	2024	2023
Finance lease expense:
Amortization of right-of-use assets	$538	$292	$1,694	$1,352
Interest on lease liabilities	1,658	1,647	4,966	4,934
Operating lease expense	361	426	1,183	1,290
Variable lease expense	109	99	257	206
Total lease expense	$2,666	$2,464	$8,100	$7,782

9. Long-Term Debt

Long-term debt as of September 30, 2024 and December 31, 2023:

	As of September 30, 2024	As of December 31, 2023
Term loan facility	$-	$63,375
Promissory note payable for land acquisition	13,900	13,900
Total principal due	13,900	77,275
Current portion of term loan and promissory notes	(4,800)	(6,425)
Unamortized portion of debt issuance costs	-	(1,090)
Long-term debt	$9,100	$69,760

On August 8, 2024, the Company, through its wholly-owned subsidiaries, AvidXchange, Inc. and AFV Commerce, Inc. (the "Borrowers"), entered into a credit agreement (the "2024 Amended and Restated Credit Agreement") with KeyBank National Association ("KeyBank") to amend and restate in its entirety its previous senior secured credit facility (as amended, the "2022 Credit Agreement"), dated as of December 29, 2022. The Company repaid all amounts outstanding under the term loan facility under the 2022 Credit Agreement upon closing the 2024 Amended and Restated Credit Agreement. The 2024 Amended and Restated Credit Agreement has a term of five years and consists of a $150,000 5-year revolving credit facility (the "2024 Revolver").

Under the 2024 Amended and Restated Credit Agreement and subject to specific conditions, the Company may request, and the lenders have the right, but not the obligation, to increase the 2024 Revolver or add a term loan facility by an additional amount (for all such increases) not to exceed $150,000, for a total aggregate amount of $300,000. The 2024 Revolver may be used for working capital, for refinancing existing indebtedness, and for other general corporate purposes.

AvidXchange Holdings, Inc.

Notes to the Unaudited Consolidated Financial Statements

(in thousands, except share and per share data)

Letters of credit may be issued by KeyBank pursuant to the 2024 Amended and Restated Credit Agreement in an aggregate face amount up to $30,000 and the availability under the 2024 Revolver will be reduced by any outstanding letters of credit. As of September 30, 2024, no letters of credit were outstanding.

The maturity date for the 2024 Revolver is August 8, 2029. Interest only payments are required during the term, with the outstanding principal balance due in full upon maturity. Interest is payable quarterly. The Company may voluntarily pre-pay all or any part of the 2024 Revolver along with accrued interest and any applicable breakage costs, without premium or penalty.

Interest on the loans under the 2024 Amended and Restated Credit Agreement is equal to the daily simple secured overnight financing rate ("SOFR"), term SOFR or a base rate, plus an applicable margin. The applicable margin is between 2.0% and 2.5% for daily simple SOFR and term SOFR loans (plus a SOFR adjustment of 0.1%), and between 1.0% and 1.5% for base rate loans. The applicable margin fluctuates based on a leverage ratio that reflects the Company's consolidated funded indebtedness to the Company's consolidated EBITDA. The Company may elect one-, three- or six-month interest periods in connection with term SOFR. The base rate is equal to the higher of KeyBank’s prime rate, the federal funds effective rate plus 0.5%, or one-month term SOFR plus 1.0%. For purposes of the 2024 Amended and Restated Credit Agreement, daily simple SOFR, term SOFR and the base rate will never be less than 0.5%.

The 2024 Amended and Restated Credit Agreement contains certain customary representations and warranties and affirmative and negative covenants. The affirmative covenants require the Company to provide the lenders with certain financial statements, budgets, compliance certificates and other documents and reports and to comply with certain laws. The negative covenants restrict the Company’s ability to incur additional indebtedness, create additional liens on its assets, make certain investments, dispose of its assets or engage in a merger or other similar transaction or engage in transactions with affiliates, which are subject, in each case, to the various exceptions and conditions described in the 2024 Amended and Restated Credit Agreement. The negative covenants further restrict the Company’s ability to make certain restricted payments, including the payment of dividends in certain circumstances and repurchase of common equity in excess of $50,000 shares in any fiscal year.

The 2024 Amended and Restated Credit Agreement also contains several financial covenants, measured on a consolidated basis. First, during the period commencing with the fiscal quarter ended June 30, 2024 through June 30, 2025, (a) there must be liquidity (which is defined as availability under the 2024 Revolver, plus unrestricted cash) that is more than the greater of (1) $35,000 and (2) 35% of the Revolving Amount, as defined in the 2024 Amended and Restated Credit Agreement, (b) as of the end of each such quarter, total revenue on a trailing four-quarter basis must be greater than the requirements set forth in the 2024 Amended and Restated Credit Agreement, and (c) for each period of four consecutive quarters, Consolidated EBITDA, as defined in the 2024 Amended and Restated Credit Agreement, must not be less than $10,000. Second, during the period commencing with the fiscal quarter ending September 30, 2025 until maturity, (i) the Leverage Ratio, as defined in the 2024 Amended and Restated Credit Agreement, must not exceed 3.00 to 1.00 at the end of each fiscal quarter and (ii) the Interest Coverage Ratio, as defined in the 2024 Amended and Restated Credit Agreement, must not be less than 3.00 to 1.00 at the end of each fiscal quarter. The Leverage Ratio must not exceed 3.50 to 1.00 during certain periods following an acquisition of a certain size. The Company was in compliance with its financial debt covenants as of September 30, 2024.

The 2024 Amended and Restated Credit Agreement also includes certain customary events of default. If an event of default occurs and is continuing, the lenders are entitled to take various actions, including the charging of a default rate of interest, accelerating the maturity of all loans and taking all actions permitted to be taken by a secured creditor with respect to the collateral for the 2024 Amended and Restated Credit Agreement and under applicable law.

The obligations under the 2024 Amended and Restated Credit Agreement are secured by:

•
substantially all of the tangible and intangible assets of the Company and its material subsidiaries, except for existing real estate, client funds, client funds accounts, and other excluded accounts (as such terms are defined in the 2024 Amended and Restated Credit Agreement), and
•
the capital stock of the Company’s material subsidiaries.

Under the 2024 Amended and Restated Credit Agreement, the Company's wholly-owned subsidiaries, AvidXchange, Inc. and AFV Commerce, Inc., are the only borrowers, and AvidXchange Holdings, Inc. and certain subsidiaries of AvidXchange, Inc. and AFV Commerce, Inc. are co-guarantors.

Revolving Credit Facility

There was no balance outstanding under the 2024 Revolver as of September 30, 2024. The Company is required to pay on a quarterly basis a commitment fee of between 0.25% and 0.3% per annum as determined by the Leverage Ratio, with respect to the amount of the 2024 Revolver during the term of the agreement.

AvidXchange Holdings, Inc.

Notes to the Unaudited Consolidated Financial Statements

(in thousands, except share and per share data)

Deferred Financing Costs

Costs incurred with entering into the 2024 Amended and Restated Credit Agreement were deferred and amortized over the five-year term of the agreement. Of the remaining deferred costs associated with the 2022 Credit Agreement, $1,081 were written off and included in general and administrative expense in the three and nine months ended September 30, 2024. The Company has $1,832 and $604 in deferred financing costs included in other noncurrent assets and deposits, and $0 and $1,090 of deferred financing costs associated with its term loans recorded net of long-term debt as of September 30, 2024 and December 31, 2023, respectively.

Amortization of deferred financing costs was $98 and $106 for the three months ended September 30, 2024 and 2023, respectively, and $310 and $326 for the nine months ended September 30, 2024 and 2023, respectively, which is presented in the consolidated statements of operations as interest expense.

Land Promissory Notes

The Company has two promissory notes executed in connection with the purchase of land parcels and improvements adjacent to its Charlotte, North Carolina headquarters campus. The aggregate outstanding principal amount was $13,900 as of September 30, 2024 and will be paid in two remaining equal annual payments of $4,800 and a final annual payment of $4,300, plus accrued interest at 6.75%.

10. Stockholders’ Equity

The holders of common stock are entitled to one vote for each share.

Authorized Shares

The Company is authorized to issue 1,600,000,000 shares of common stock, $0.001 par value per share, and 50,000,000 shares of preferred stock, $0.001 par value per share.

Common Stock

At September 30, 2024, the Company had reserved a total of 52,312,253 of its 1,600,000,000 shares of common stock for future issuance as follows:

As of September 30, 2024
Outstanding stock options	7,422,922
Restricted stock units	10,127,567
Available for future issuance under stock award plans	26,812,935
Available for future issuance under employee stock purchase plan	7,948,829
Total common shares reserved for future issuance	52,312,253

Share Repurchase Program

In August 2024, our board of directors authorized the repurchase of up to $100,000 of our outstanding shares of common stock (the "Share Repurchase Program"). Repurchases under the program may be made in the open market, in privately negotiated transactions or otherwise, including pursuant to a Rule 10b5-1 plan. The timing, price, and volume of the repurchases will be executed based on various market and legal factors, and subject to a $50,000 cap in any fiscal year pursuant to the terms of the 2024 Amended and Restated Credit Agreement. The share repurchase program will terminate upon the earlier of December 31, 2025 or the date on which the maximum dollar amount has been expended, but is subject to suspension, modification, or termination at any time at the Company's discretion.

During the three and nine months ended September 30, 2024, the Company repurchased and subsequently retired 3,104,312 shares of common stock for $25,062, including $62 of fees, under the Share Repurchase Program. The total price of the shares repurchased and related transaction costs are reflected as a reduction of common stock and additional paid-in capital on the Company's consolidated balance sheets. As of September 30, 2024, $75,000 remained available for future share repurchases under the Share Repurchase Program.

AvidXchange Holdings, Inc.

Notes to the Unaudited Consolidated Financial Statements

(in thousands, except share and per share data)

11. Stock-Based Compensation

Stock Plans

The Company maintains its 2021 Long-Term Incentive Plan ("2021 Plan") under which it grants stock awards to its employees, directors and non-employee third parties. On January 1, 2024, the number of shares of common stock available to issue under the 2021 Plan automatically increased by 10,204,201 shares. As of September 30, 2024, the Company had 26,812,935 shares of common stock allocated to the 2021 Plan, but not yet issued or granted as an award.

The Company also maintains its 2021 Employee Stock Purchase Plan ("ESPP"), under which eligible employees may purchase the Company’s common stock through accumulated payroll deductions. On January 1, 2024, the number of shares of common stock reserved for issuance under the ESPP automatically increased by 2,040,840. As of September 30, 2024, the number of shares of common stock reserved for issuance under the ESPP was 7,948,829.

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

Stock option activity for the nine months ended September 30, 2024 was as follows:

	Stock Options
	Number of Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance as of December 31, 2023	8,175,088	$8.64	7.22	$31,135
Granted	346,935	12.34
Exercised	(838,428)	6.68
Cancelled	(182,723)	8.57
Expired	(77,950)	11.95
Balance as of September 30, 2024	7,422,922	$9.00	6.76	$5,471
Vested and exercisable	5,149,863	$8.77	6.21	$5,418

As of September 30, 2024, the total unamortized stock-based compensation expense related to the unvested stock options was $8,809, which the Company expects to amortize over a weighted average period of 2.1 years.

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

RSU activity for the nine months ended September 30, 2024 was as follows:

	Restricted Stock Units
	Number of Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value
Balance as of December 31, 2023	8,919,024	$8.98
Granted	5,478,481	12.21
Released	(3,532,198)	9.15
Cancelled	(737,740)	9.83
Balance as of September 30, 2024	10,127,567	$10.60

AvidXchange Holdings, Inc.

Notes to the Unaudited Consolidated Financial Statements

(in thousands, except share and per share data)

As of September 30, 2024, the total unamortized stock-based compensation expense related to the unvested RSUs was $92,158, which the Company will amortize over a weighted average period of 2.8 years.

Stock-Based Compensation Expense

Stock-based compensation expense from stock options and RSUs, reduced for actual forfeitures, was included in the following line items in the accompanying consolidated statement of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cost of revenues	$1,615	$1,109	$4,399	$3,437
Sales and marketing	1,364	1,212	3,915	3,747
Research and development	2,944	2,976	9,526	8,175
General and administrative	5,700	5,746	16,666	15,214
Total	$11,623	$11,043	$34,506	$30,573

Employee Stock Purchase Plan

Stock-based compensation expense for the ESPP is based on the estimated fair value of the option to purchase shares at a discount and uses grant date inputs including the purchase discount, expected contributions and stock price. Total ESPP expense recorded in the Company's consolidated statements of operations was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
ESPP expense	$227	$186	$622	$608

12. Commitments and Contingencies

Cybersecurity Incident

The Company completed its investigation of its April 2023 cybersecurity incident in the fourth quarter of 2023. The Company has tendered claims for certain expenses incurred in connection with this event. The extent to which the Company's insurance will cover such expenses was substantially complete as of June 30, 2024. Insurance recoveries are recorded as a reduction of general and administrative expense. The Company incurred $302 in professional and legal fees, net of recoveries, related to this cyber incident in the nine months ended September 30, 2024 and $1,918 and $5,535 in the three and nine months ended September 30, 2023, respectively.

13. Income Taxes

The Company’s effective tax rate for the three months ended September 30, 2024 and 2023 was 9.6% and (1.7)%, respectively. The Company’s effective tax rate for the nine months ended September 30, 2024 and 2023 was 16.3% and (0.8)%, respectively. The Company's effective tax rate is driven by current state income taxes in taxable jurisdictions and changes in the Company's valuation allowances relative to pretax earnings.

14. Subsequent Events

On October 31, 2024, the Company issued 187,544 shares of common stock under its employee stock purchase plan at a purchase price of $7.16 per share representing a 15% discount on the closing price of $8.42 on the ending date of the offering period for an aggregate of $1,343. The purchase price is based on the lower of the fair market value of the Company's common stock at the grant date or purchase date.

On November 8, 2024, the Board of Directors approved the fourth installment of 165,729 shares of common stock to a philanthropic partner, Foundation for the Carolinas and its affiliate, Community Investments Foundation, as a charitable contribution in connection with an agreement between the parties dated October 1, 2021. Pursuant to this agreement, we intend to provide annual ongoing grants of 10% of the pledged shares for a period of ten years, subject in each case to the approval of our board of directors.

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

Our revenues are recurring in nature and are derived from multiple sources, predominantly through software revenue from our buyers and revenue from payments made to their suppliers. The table below represents our revenues disaggregated by type of service performed (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Disaggregation of Revenue:	2024	2023	2024	2023
Software revenue	$30,664	$28,919	$90,266	$83,135
Payment revenue	80,697	68,485	230,082	190,894
Services revenue	1,411	1,276	3,154	2,627
Total revenues	$112,772	$98,680	$323,502	$276,656

Software revenue, payment revenue and services revenue are described below in the section titled "Components of Results of Operations."

Macroeconomic Environment’s Impact on Revenue

Despite the resiliency exhibited by aspects of the U.S economy during the first nine months of 2024, we believe that certain of our customers continue to exhibit caution in their purchasing decisions. More broadly, we believe that certain of the verticals or sub-components of those verticals in which we operate have been and continue to be more adversely impacted by the macroeconomic environment, which contrasts with the broader but measured improvement in overall economic sentiment.

Tempered spending by prospects and customers impacts us two ways. First, tempered spending and a focus on costs can impact payment volumes, payment amounts, and payment type mix. The business metrics that best reflect this impact include transaction yield and total payment volume. Second, cautious spending impacts sales and is reflected, in part, in our software revenue as well as the number of invoices that we process. The business metric that best reflects this impact can be found in transactions processed.

In the short term, while we believe that we will benefit from improving overall economic sentiment in the coming quarters, we also believe that we will be better positioned to gauge inflections in sentiment among our customer verticals after the uncertainties of the current political cycle and broader macroeconomic environment are behind us.

As for the changing interest rate environment, when rates were higher during the earlier part of the year, our payment revenue and interest income, resulting from the funds we held for buyers, were positively impacted. Interest income, which is a component of our payment revenue, was negatively impacted when the Federal Reserve cut interest rates earlier this year and will continue to be negatively impacted should the Federal Reserve elect to continue to cut interest rates. Such changes could also lead to difficulty in comparing our current consolidated financial results to our results in future reporting periods.

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

	Three Months Ended September 30,		Percentage	Nine Months Ended September 30,		Percentage
	2024	2023	Change	2024	2023	Change
Transactions Processed	20,177,994	19,175,866	5.2%	59,228,276	56,253,181	5.3%
Transaction Yield	$5.59	$5.15	8.5%	$5.46	$4.92	11.0%
Total Payment Volume (in millions)	$21,479	$19,627	9.4%	$61,963	$56,040	10.6%

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

Interest income represents interest received from buyer deposits held during the payment clearing process. We receive interest on funds held through our contractual relationship with our buyers, which we recognize as payment revenue. The rate we earn on buyer funds is difficult to predict in the short and long term and will continue to be impacted by the Federal Reserve’s monetary policy and any adjustments that are made in response to inflation. Due to the elevated levels of inflation in the U.S. economy, and the resulting increases in interest rates, we experienced an increase in revenues generated on funds held during the payment clearing process during 2022, 2023 and 2024. This level of interest income on buyer deposits may not be sustainable in future years or in nearer term periods depending on the Federal Reserve’s future actions. The Federal Reserve is expected by many to reduce interest rates in near to mid-term future periods, which would in turn have a negative impact on our payment revenue although the extent to which rates will be reduced, if at all, and the specific timing of the rate cuts remains highly uncertain.

Our media payments business includes customers that are involved in political advertising in the U.S. Revenue from these customers is cyclical as it is connected to U.S. election advertising spend which tends to increase during significant election years, such as mid-term and presidential elections. As 2024 is a presidential election year, we expect an increase in the payments associated with political advertising in connection with the presidential election cycle in 2024, compared to 2023 which was not a significant election year.

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

While we expect our general and administrative expenses to decrease as a percentage of revenue over the longer term, we expect our general and administrative expenses may increase from time to time in absolute dollars over the shorter term as we continue to build out our infrastructure to support our operations and implement additional safeguards and cybersecurity enhancements.

General and administrative expenses include costs incurred from time to time related to events and transactions not directly attributable to operations. For example, during 2023, general and administrative expenses include costs incurred in connection with a cybersecurity incident as well as insurance recoveries. Additionally, general and administrative expenses also include restructuring costs incurred in connection with planned reductions of our U.S. workforce. Restructuring costs consist of one-time severance charges to be paid to affected employees.

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

Income Tax Expense (Benefit)

Income tax expense (benefit) consists of federal and state current and deferred income taxes.

Results of Operations

The following table sets forth our results of operations for the periods presented (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues	$112,772	$98,680	$323,502	$276,656
Cost of revenues (exclusive of depreciation and amortization expense)	30,429	30,767	91,188	90,461
Operating expenses
Sales and marketing	21,102	18,735	60,799	58,946
Research and development	25,125	24,754	76,037	72,616
General and administrative	25,769	25,002	72,664	75,345
Impairment and write-off of intangible assets	-	-	162	-
Depreciation and amortization	9,092	9,051	27,607	26,515
Total operating expenses	81,088	77,542	237,269	233,422
Income (loss) from operations	1,255	(9,629)	(4,955)	(47,227)
Other income (expense)
Interest income	5,837	5,100	18,378	14,820
Interest expense	(2,614)	(3,428)	(9,274)	(10,106)
Other income	3,223	1,672	9,104	4,714
Income (loss) before income taxes	4,478	(7,957)	4,149	(42,513)
Income tax expense	431	134	675	339
Net income (loss)	$4,047	$(8,091)	$3,474	$(42,852)
Net income (loss) per share attributable to common stockholders:
Basic	$0.02	$(0.04)	$0.02	$(0.21)
Diluted	$0.02	$(0.04)	$0.02	$(0.21)
Weighted average number of common shares used to compute net income (loss) per share attributable to common stockholders:
Basic	207,235,954	202,526,844	206,389,565	201,338,550
Diluted	209,015,661	202,526,844	209,721,858	201,338,550

Comparison of the Three Months Ended September 30, 2024 and 2023

Revenues

	Three Months Ended September 30,		Period-to-Period Change
	2024	2023	Amount	Percentage
	(in thousands)
Revenues	$112,772	$98,680	$14,092	14.3%

The increase in revenues was largely comprised of an increase in payment revenue of $12.2 million, or 17.8%, driven primarily by increased electronic payments on the AvidPay Network due to the addition of new and existing buyer payment transaction volume and an increase in payment yield, that resulted, in part, from increased interest rates over the prior year period. Payment revenue and payment yield were positively impacted by interest on funds held for customers as the rate earned on those funds increased during the period compared to rates earned in the prior year period. Payment revenue from interest increased $2.0 million to $12.7 million in the third quarter of 2024 from $10.6 million in the third quarter of 2023. Software revenue increased by $1.7 million, or 6.0%, primarily driven by increased invoice and payment transaction volume from new and existing customers as well as increases in certain subscription-based revenue. The prior year period included an out of period adjustment of a $1.5 million increase to revenue, primarily comprised of an increase in software revenue of $1.1 million and an increase in services revenue of $0.5 million, offset by a decrease in payment revenue of $0.1 million.

Cost of Revenues

	Three Months Ended September 30,
	2024		2023
		Percentage of		Percentage of	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(in thousands)
Cost of revenues (excluding depreciation and amortization expense)	$30,429	27.0%	$30,767	31.2%	$(338)	(1.1)%

The decrease in cost of revenues (excluding depreciation and amortization expense) was due primarily to decreases in employee costs of $1.6 million due to decreased headcount (explained in Sales and Marketing below) and savings of $0.5 million in consulting and contract labor costs as a result of transitioning to new vendors. These decreases were partially offset by increases in invoice and check processing fees of $0.7 million and increases in IT infrastructure costs of $0.2 million. Additionally, misdirected payments increased $0.3 million and Payments Accelerator reserve increased $0.3 million.

Operating Expenses

	Three Months Ended September 30,
	2024		2023
		Percentage of		Percentage of	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(in thousands)
Sales and marketing	$21,102	18.7%	$18,735	19.0%	$2,367	12.6%
Research and development	25,125	22.3%	24,754	25.1%	371	1.5%
General and administrative	25,769	22.9%	25,002	25.3%	767	3.1%
Depreciation and amortization	9,092	8.1%	9,051	9.2%	41	0.5%

Sales and Marketing Expenses

The increase in sales and marketing expenses was primarily driven by increases in employee costs of $1.7 million and marketing costs of $0.6 million. The increase in employee costs reflects the shift in responsibility of certain teammates to increase utilization and adoption of our software. These increases were partially offset by a decrease in consulting costs of $0.2 million as we discontinued services of certain vendors.

Research and Development Expenses

Research and development expenses increased primarily due to costs associated with engaging consultants and contractors of $2.0 million. These increases were partially offset by decreases in employee costs of $1.2 million related to a decrease in headcount and lower rate of bonus accrual compared to the prior year period. An additional decrease of $0.7 million was attributable to an increase in amount capitalized for software development costs.

General and Administrative Expenses

The increase in general and administrative expense is primarily attributable to a $1.1 million increase in reserve for credit losses compared to the prior year period which also benefited from a reserve release. We experienced additional increases in IT infrastructure costs of $0.8 million related to several enhancement initiatives and $0.3 million related to staffing and consulting services. These increases were offset by a decrease of $0.7 million of net costs incurred in the prior year period in connection with the cybersecurity incident that was detected in April 2023. Additionally, we incurred $1.1 million of costs from the write-off of debt issuance costs from amending and restating our credit facility in the current period that were more than offset by a loss contingency of $1.6 million related to a potential commercial dispute recognized in the prior year period.

We do not expect additional recoveries or significant costs related to the cybersecurity incident will be incurred in future periods.

Depreciation and Amortization

Depreciation and amortization increased in absolute terms primarily due to the amortization of intangible assets associated with capitalized software development costs.

Other Income (Expense)

	Three Months Ended September 30,
	2024		2023
		Percentage of		Percentage of	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(in thousands)
Other Income (Expense)	$3,223	2.9%	$1,672	1.7%	$1,551	92.8%

Other income increased due to an increase in interest income of $0.7 million and a decrease in interest expense of $0.8 million that resulted from repaying our term loan during the period.

Income Tax Expense

	Three Months Ended September 30,
	2024		2023
		Percentage of		Percentage of	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(in thousands)
Income tax expense	$431	0.4%	$134	0.1%	$297	221.6%

The provision for income taxes is driven by current state income taxes in taxable jurisdictions and changes in the Company's valuation allowances relative to pretax earnings.

Comparison of the Nine Months Ended September 30, 2024 and 2023

Revenues

	Nine Months Ended September 30,		Period-to-Period Change
	2024	2023	Amount	Percentage
	(in thousands)
Revenues	$323,502	$276,656	$46,846	16.9%

The increase in revenues was largely comprised of an increase in payment revenue of $39.2 million, or 20.5%, driven primarily by increased electronic payments on the AvidPay Network due to the addition of new and existing buyer payment transaction volume and an increase in payment yield, that resulted, in part, from increased interest rates over the prior year period. Payment revenue and payment yield were positively impacted by interest on funds held for customers as the rate earned on those funds increased during the period compared to rates earned in the prior year period. Payment revenue from interest increased $10.6 million to $37.5 million in the first nine months of 2024 from $26.9 million in the first nine months of 2023. Software revenue increased by $7.1 million, or 8.6%, primarily driven by increased invoice and payment transaction volume from new and existing customers as well as increases in certain subscription-based revenue.

Cost of Revenues

	Nine Months Ended September 30,
	2024		2023
		Percentage		Percentage	Period-to-Period Change
	Amount	of Revenue	Amount	of Revenue	Amount	Percentage
	(in thousands)
Cost of revenues (excluding depreciation and amortization expense)	$91,188	28.2%	$90,461	32.7%	$727	0.8%

The increase in cost of revenues (excluding depreciation and amortization expense) was due primarily to increases in invoice and check processing fees of $2.3 million, increases in IT infrastructure costs of $1.0 million, and an increase in Payments Accelerator reserve of $0.9 million, partially offset by costs savings in consulting and contract labor of $2.0 million as a result of transitioning to new vendors and decreases in employee costs of $1.6 million (explained in Sales and Marketing below).

Operating Expenses

	Nine Months Ended September 30,
	2024		2023
		Percentage		Percentage	Period-to-Period Change
	Amount	of Revenue	Amount	of Revenue	Amount	Percentage
	(in thousands)
Sales and marketing	$60,799	18.8%	$58,946	21.3%	$1,853	3.1%
Research and development	76,037	23.5%	72,616	26.2%	3,421	4.7%
General and administrative	72,664	22.5%	75,345	27.2%	(2,681)	(3.6)%
Impairment and write-off of intangible assets	162	0.1%	-	0.0%	162	100.0%
Depreciation and amortization	27,607	8.5%	26,515	9.6%	1,092	4.1%

Sales and Marketing Expenses

The increase in sales and marketing expenses was primarily driven by increases in employee costs of $1.9 million and marketing expenses of $0.5 million. The primary driver for the increase in employee costs relates to the shift in responsibility of certain teammates to increase utilization and adoption of our software. Additionally, amortization expense of deferred sales commissions increased $0.4 million and partner commissions increased $0.2 million. These increases were partially offset by decreases in consulting costs of $0.8 million as we discontinued services of certain vendors and a decrease in travel expense of $0.2 million.

Research and Development Expenses

Research and development expenses increased primarily due to costs associated with engaging consultants and contractors of $2.0 million and increases in employee costs of $1.6 million. We experienced additional increases of $0.8 million in IT infrastructure and other costs. These increases were partially offset by decreases of $1.0 million attributable to an increase in the amount capitalized for software development costs.

General and Administrative Expenses

The decrease in general and administrative expense is primarily attributable to the cybersecurity incident that was detected in April 2023. During the first nine months of 2024 we recorded $0.9 million more recoveries from cybersecurity insurance than the prior year period and we experienced a decrease in costs related to the cybersecurity incident of $5.2 million as the prior year period incurred a significant amount of expense associated with our initial threat response. An additional decrease of $1.6 million is attributable to an accrual made in the prior year period related to a potential commercial dispute. These decreases were partially offset by increases in employee costs of $0.6 million, IT infrastructure costs of $1.9 million, and legal and professional fees of $0.3 million. Additionally, we incurred $1.1 million of costs from the write-off of debt issuance costs from renegotiating our credit facility in the third quarter of 2024 as well as $1.2 million in non-reoccurring restructuring costs during 2024.

We do not expect additional recoveries or significant costs related to the cybersecurity incident will be incurred in future periods.

Impairment and Write-off of Intangible Assets

The impairment and write-off of intangible assets during the nine months ended September 30, 2024 relates to internally developed software projects.

Depreciation and Amortization

Depreciation and amortization increased in absolute terms primarily due to the amortization of intangible assets associated with capitalized software development costs.

Other Income (Expense)

	Nine Months Ended September 30,
	2024		2023
		Percentage		Percentage	Period-to-Period Change
	Amount	of Revenue	Amount	of Revenue	Amount	Percentage
	(in thousands)
Other Income (Expense)	$9,104	2.8%	$4,714	1.7%	$4,390	93.1%

Other income increased primarily due to an increase in interest income of $3.6 million and a decrease in interest expense of $0.8 million that resulted from repaying our term loan during the period.

Income Tax Expense

	Nine Months Ended September 30,
	2024		2023
		Percentage		Percentage	Period-to-Period Change
	Amount	of Revenue	Amount	of Revenue	Amount	Percentage
	(in thousands)
Income tax (benefit) expense	$675	0.2%	$339	0.1%	$336	99.1%

The provision for income taxes is driven by current state income taxes in taxable jurisdictions and changes in the Company's valuation allowances relative to pretax earnings.

Liquidity and Capital Resources

Prior to the second quarter of 2024, we did not historically generate positive cash flow through our operations. We have historically financed our operations and capital expenditures primarily through sales of common and preferred stock, through borrowings under our credit facilities, as described below, and through our IPO that was completed in October 2021, which resulted in net proceeds of $621.4 million, including the exercise of the overallotment option and after deducting underwriting discounts and commissions of $40.4 million and offering expenses of approximately $11.8 million. As of September 30, 2024, our principal sources of liquidity are our unrestricted cash and cash equivalents of $315.3 million, marketable securities of $79.0 million, and funds available under our revolving credit facility, which we refer to as the 2024 Amended and Restated Credit Agreement, which we entered into in August 2024. As of September 30, 2024, our unused committed capacity under the 2024 Amended and Restated Credit Agreement was $150.0 million comprised of a revolving commitment.

We believe that our unrestricted cash, cash equivalents, marketable securities, and funds available under our 2024 Amended and Restated Credit Agreement will be sufficient to meet our working capital requirements for at least the next twelve months. To the extent existing cash, marketable securities, cash from operations, and amounts available for borrowing under the 2024 Amended and Restated Credit Agreement are insufficient to fund future activities, we may need to raise additional capital. In the future, we may attempt to raise additional capital through the sale of equity securities or through equity-linked or debt financing arrangements. If we raise additional capital by issuing equity or equity-linked securities, the ownership of our existing stockholders will be diluted. If we raise additional capital by the incurrence of additional indebtedness, we may be subject to increased fixed payment obligations and could also be subject to additional restrictive covenants, such as limitations on our ability to incur additional debt, and other operating restrictions that could adversely impact our ability to conduct our business. Our ability to raise additional debt may be limited by applicable regulatory requirements as a licensed money transmitter that require us to meet certain net worth requirements. Any future indebtedness we incur may result in terms that could be unfavorable to equity investors. There can be no assurances that we will be able to raise additional capital. The inability to raise capital would adversely affect our ability to achieve our business objectives.

Cash Flows

Below is a summary of our consolidated cash flows:

	Nine Months Ended September 30,
Selected Cash Flow Data:	2024	2023
	(in thousands)
Net cash (used in) provided by:
Operating activities	$43,482	$(10,991)
Investing activities	(51,656)	226
Financing activities	(507,852)	(57,474)
Net decrease in cash and cash equivalents, and restricted funds held for customers	$(516,026)	$(68,239)

Net Cash Provided by (Used in) Operating Activities

Our primary source of cash provided by our operating activities is from our software and payment revenue. Our primary uses of cash in our operating activities include payments for employee salary and related costs, payments to third party service providers to execute our payment transactions, sales and marketing costs, and other general corporate expenditures.

Net cash provided by operating activities improved to $43.5 million during the nine months ended September 30, 2024 from $11.0 million used in operating activities during the nine months ended September 30, 2023 due primarily to an increase in revenue and an improvement from net loss to net income offset by changes in working capital, primarily due to variations in timing of payment of accrued expenses.

Net Cash (Used in) Provided by Investing Activities

Cash flows related to our investing activities consist primarily of the maturity and purchases of marketable securities, purchases of property and equipment, purchases of intangible assets, capitalization of internal-use software, and supplier advances related to our Payment Accelerator product.

Net cash used in investing activities increased to $51.7 million during the nine months ended September 30, 2024 compared to $0.2 million provided by investing activities during the nine months ended September 30, 2023, primarily driven by differences in the timing of purchases and maturities in our portfolio of held-to-maturity marketable securities.

Net Cash Used in Financing Activities

Cash flows related to our financing activities consist primarily of changes in restricted buyer fund deposits related to buyer payment transactions, exercise of stock options, principal payments on financing leases, borrowings and repayments of long-term debt, and share repurchases.

Net cash used in financing activities was $507.9 million during the nine months ended September 30, 2024 compared to $57.5 million during the nine months ended September 30, 2023, due primarily to variations in the inflows and outflows from payment service obligations of our customers as well as repayment of debt and share repurchases.

Outstanding Debt

Below is a summary of our outstanding debt (in thousands):

	As of September 30, 2024	As of December 31, 2023
Term loan facility	$-	$63,375
Promissory note payable for land acquisition	13,900	13,900
Total principal due	13,900	77,275
Current portion of term loan and promissory notes	(4,800)	(6,425)
Unamortized portion of debt issuance costs	-	(1,090)
Long-term debt	$9,100	$69,760

Credit Facilities

On August 8, 2024, we entered into an agreement to amend and restate our previous credit facility. As a result, we repaid the outstanding amount of the term loan and expanded the borrowing capacity of the revolving line of credit. As of September 30, 2024, the aggregate available borrowing capacity under this agreement was $150.0 million, which may be increased, subject to specific conditions, by an additional amount (for all such increases) not to exceed $150.0 million, for a total aggregate amount of $300.0 million.

We were in compliance with our financial covenants as of September 30, 2024. Refer to Note 9 of our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional details about our credit facilities.

Land Promissory Notes

We have promissory notes in connection with land and improvements adjacent to our Charlotte, North Carolina headquarters campus. Refer to Note 9 of our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for information on our promissory notes.

Issuances of Common Stock

During the nine months ended September 30, 2024, we issued shares of common stock under our existing stock plans. Refer to our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for details.

Share Repurchases

In August 2024, our board of directors authorized the repurchase of up to $100.0 million of our outstanding shares of common stock. During the three and nine months ended September 30, 2024, we repurchased and subsequently retired 3,104,312 shares of common stock for $25.1 million. Refer to Note 10 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional details.

Payment Obligations

We process payments for our customers. As part of our payment product offering, we have recorded payment service obligations in our consolidated balance sheets of $1,154.3 million as of September 30, 2024 and an offsetting asset of restricted funds held for customers. This balance is short-term in nature and represents our obligation to pay our customers' suppliers as directed by our customers.

We historically transmitted buyer customer funds using a legacy model pursuant to which buyer customer funds were held in trust accounts that were maintained and operated by a trustee pending distribution to suppliers in accordance with instructions provided through our platform. After buyers’ funds were deposited in a trust account, we initiated payment through external payment networks whereby the buyers’ funds were distributed from the trust to the appropriate supplier. We are not the trustee or beneficiary of the trusts which hold these buyer deposits; accordingly, we do not record these assets and offsetting liabilities on our consolidated balance sheets. We have largely transitioned away from the trust model although certain banks that resell our products and services continue to leverage a similar structure. We contractually earn interest on funds held for certain buyers. The amount of Company and bank customer funds held in all trust-related and similar accounts was approximately $21.9 million and $6.3 million as of September 30, 2024 and December 31, 2023, respectively.

Contractual Obligations

There were no material changes in our contractual obligations and commitments during the nine months ended September 30, 2024 from the contractual obligations and commitments disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023. See Note 8 of the notes to our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information regarding contractual obligations and commitments.

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

Recent Accounting Pronouncements

See Note 2 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted as of September 30, 2024.

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

Our operating cash may be invested in accordance with our cash investment policy. Under that policy, we invest with the objective of preserving capital while optimizing yield. Permissible investments include U.S. Treasury instruments, U.S. Government Agency securities, Government-Sponsored Enterprise securities, corporate bonds, commercial paper, certificates of deposit, and money market funds. As of September 30, 2024, we held marketable securities with an amortized cost basis of $79.0 million and money market funds with an aggregate value of $60.5 million. The remaining amount of operating cash was held in interest-bearing demand deposit accounts.

Our buyer funds assets are invested with safety of principal, liquidity, and diversification as the primary objectives. Consistent with these objectives, we also seek to maximize interest income and to minimize the volatility of interest income with emphasis on liquidity. Pursuant to our investment policy and subject to applicable law, buyer funds may be invested in U.S. Treasury securities, U.S. Government Agency securities, or other cash equivalents, including certificates of deposit and time deposits. As of September 30, 2024, all buyer funds have been invested in interest-bearing demand deposit accounts.

We are exposed to interest-rate risk relating to our investment portfolio, which consists principally of interest-bearing demand deposit accounts as well as investments made in accordance with our cash investment policy. We recognize interest earned from buyer funds assets as revenue. We generally do not pay interest to buyers. Factors that influence the rate of interest we earn include the short-term market interest rate environment and the weighting of balances by security type. The annualized interest rate earned on our investment of operating cash and funds held for buyers increased to 5.04% during the first nine months of fiscal year 2024 from 4.39% during fiscal year 2023. Based on current investment practices, an increase in the interest rate of 100 basis points would have changed our interest income in the first nine months of fiscal year 2024 from our investment of operating cash by approximately $2.9 million and our interest on buyer funds assets by approximately $8.1 million based upon the average balances for the first nine months of fiscal year 2024 of $452.6 million in operating cash investments and $1,006.8 million in buyer funds investments, respectively. In addition to interest rate risks, we also have exposure to risks associated with changes in laws and regulations that may affect buyer fund balances. For example, a change in regulations that restricts the permissible investment alternatives for buyer funds may reduce our interest earned revenue.

We are also exposed to interest-rate risk relating to existing variable rate bank borrowings. As of September 30, 2024 and December 31, 2023, we had outstanding borrowings on variable rate debt of $0 and $63.4 million, respectively. A 100 basis points increase in the variable rate would have resulted in incremental interest expense of $0.4 million during the nine months ended September 30, 2024.

Our interest-rate risk will continue to be impacted by the Federal Reserve’s monetary policy and response to the higher than normal level of inflation in the U.S. economy.

Credit Risk

We may be exposed to credit risk in connection with our investments, as our cash on deposit, including buyer funds, regularly exceed Federal Deposit Insurance Company (“FDIC”) limits. We limit credit risk by diversifying our portfolio, including a requirement that no more than 5% of invested funds may be held in the issues of a single corporation. Additionally, absent certain limited exceptions, the minimum credit quality of any fixed income investment shall be not less than an ‘(A-) or (A3)’ rating equivalent from any single rating services based on ratings by any of Standard and Poor’s Ratings Services, Moody’s Investors Service, or Fitch Investor Services. The maximum maturity of any security in the portfolio shall not exceed 24 months. The weighted average maturity of the portfolio shall not exceed 36 months. In addition, maximum maturities of individual securities are further limited by the security type and cash segment of the investment. We are also exposed to credit risk related to the timing of payments made from buyer funds collected. We typically remit buyer funds to our buyers’ suppliers in advance of having good or confirmed funds collected from our buyers. Our buyers generally have three days to dispute transactions and if we remit funds in advance of receiving confirmation that no dispute was initiated by our buyer, then we could suffer a credit loss. We mitigate this credit exposure by leveraging our data assets to make credit underwriting decisions about whether to accelerate disbursements, managing exposure limits, and various controls in our operating systems.

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

We are also exposed to concentration risk associated with buyer funds that we hold in Company-owned accounts, which are subject to applicable state money transmitter laws, and in trust accounts. As of September 30, 2024, all buyer funds have been invested in interest-bearing demand deposit accounts. The majority of these demand accounts are maintained at one institution which is a full-service, FDIC-insured national bank supervised by the Office of the Comptroller of the Currency and is a subsidiary of a bank holding company subject to regulation, supervision, and examination by the Federal Reserve. As indicated above, while we do not currently maintain private insurance to mitigate this risk, we seek to mitigate this risk by monitoring financial institutions that we conduct business with and endeavoring to maintain our cash balances at large well-capitalized financial institutions.

ITEM 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Disclosure controls and procedures are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, as of September 30, 2024, to reasonably ensure that information required to be disclosed and filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified, and that management will be timely alerted to material information required to be included in our periodic reports filed with the Securities and Exchange Commission.

(b) Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter ended September 30, 2024, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Unregistered Sales of Equity Securities

None.

(b) Use of Proceeds

Use of Proceeds

On October 15, 2021, we completed our IPO. All shares sold were registered pursuant to a registration statement on Form S-1, as amended (File No. 333-259632), declared effective by the SEC on October 12, 2021.

There have been no material changes in the planned use of proceeds from the IPO from those described in our Final Prospectus. We have invested a portion of the funds received in short-term, interest bearing, investment-grade securities.

(b) Purchases of Equity Securities by the Company

Purchases of Equity Securities by the Company

In August 2024, our board of directors authorized the repurchase of up to $100 million of our outstanding shares of common stock (the "Share Repurchased Program"). Repurchases under the program may be made in the open market, in privately negotiated transactions or otherwise, including pursuant to a Rule 10b5-1 plan. The timing, price, and volume of the repurchases will be executed based on various market and legal factors, and subject to a $50 million cap in any fiscal year pursuant to the terms of the 2024 Amended and Restated Credit Agreement. The share repurchase program will terminate upon the earlier of December 31, 2025 or the date on which the maximum dollar amount has been expended, but is subject to suspension, modification, or termination at any time at the Company's discretion.

The following table provides shares repurchase activity during the three months ended September 30, 2024:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plan	(d) Maximum Dollar Value of Shares that May Yet be Purchased Under the Plan
July 1, 2024 - July 31, 2024	-	$-	-	$-
August 1, 2024 - August 31, 2024	1,060,000	$8.10	1,060,000	$91,413,358
September 1, 2024 - September 30, 2024	2,044,312	$8.03	2,044,312	$75,000,006
Total	3,104,312		3,104,312	$75,000,006

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(c) Trading Plans of Directors and Executive Officers

			Trading Agreement
	Action	Date	Rule 10b5-1*	Non-Rule 10b5-1**	Total Shares to be Sold	Expiration Date
Angelic Gibson, Chief Information Officer, Senior Vice President	Terminate	August 29, 2024	X		45,000	Not applicable
Angelic Gibson, Chief Information Officer, Senior Vice President	Adopt	August 29, 2024	X		45,000	June 30, 2025
Michael Praeger, Chief Executive Officer and Chairman of the Board	Adopt	August 27, 2024	X		258,883	May 16, 2025

* Intended to satisfy the affirmative defense of Rule 10b5-1(c)
** Not intended to satisfy the affirmative defense of Rule 10b5-1(c)

Item 6. Exhibits.

		Incorporated by Reference (Unless Otherwise Indicated)
Exhibit Number	Description	Form	File	Exhibit	Filing Date

2.1	Agreement and Plan of Merger, dated as of March 4, 2021, by and among AvidXchange Holdings, Inc., AvidXchange Holdings Merger Sub, Inc., and AvidXchange, Inc.	S-1	333-259632	2.1	September 17, 2021
3.1	Restated Certificate of Incorporation of AvidXchange Holdings, Inc.	8-K	001-40898	3.1	October 15, 2021
3.2	Second Amended and Restated Bylaws of AvidXchange Holdings, Inc.	8-K	001-40898	3.1	September 15, 2022
4.1	Form of Common Stock Certificate	S-1/A	333-259632	4.1	October 1, 2021
4.2	Eighth Amended and Restated Investor Rights Agreement, dated July 9, 2021, by and among AvidXchange Holdings, Inc. and certain holders identified therein	S-1	333-259632	10.1	September 17, 2021
10.1	Amended and Restated Credit and Security Agreement, dated as of August 8, 2024, among AvidXchange, Inc., AFV Commerce, Inc., the Lenders named therein, KeyBank National Association, as Administrative Agent and Issuing Lender, KeyBanc Capital Markets Inc., JPMorgan Chase Bank, N.A. and MUFG Bank, Ltd., as Joint Lead Arrangers and Joint Booker Runners.	8-K	001-40898	10.1	August 9, 2024
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	__	__	__	Filed herewith
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	__	__	__	Filed herewith
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	__	__	__	Furnished herewith
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.	__	__	__	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents	__	__	__	Filed herewith
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	__	__	__	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AvidXchange Holdings, Inc.

Date: November 8, 2024	By:	/s/ Joel Wilhite
Joel Wilhite
Chief Financial Officer (Authorized Signatory and Principal Financial and Accounting Officer)