Form 10-K
period 2024-12-31
AvidXchange Holdings, Inc.
filed 2025-02-28
CIK 1858257

van

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

Securities registered pursuant to Section 12(g) of the Act: None

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant on June 28, 2024 (based on the closing sale price of the common stock on the Nasdaq Global Select Market on that date), was approximately $1,649,451,048. Common stock held by each officer and director and by each person known to the registrant who owned 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 24, 2025, the registrant had 204,441,251 shares of common stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Part III is omitted from this Annual Report on Form 10-K and incorporated by reference to our definitive proxy statement for our 2025 annual meeting of stockholders (“2025 Proxy Statement”), to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended. If our 2025 Proxy Statement is not filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, the omitted information will be included in an amendment to this Annual Report on Form 10-K filed not later than the end of such 120-day period.

Auditor Firm Id:	238	Auditor Name:	PricewaterhouseCoopers LLP	Auditor Location:	Charlotte, North Carolina, United States

AvidXchange Holdings, Inc.

Form 10-K

For the Year Ended December 31, 2024

i

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements contained in this Annual Report on Form 10-K other than statements of historical fact, including statements regarding our future operating results and financial position, business strategy and plans, market growth, and objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “potential,” “continue,” “anticipate,” “intend,” “expect,” “could,” “would,” “project,” “plan,” “target,” "commit," and similar expressions are intended to identify forward-looking statements.

Forward-looking statements contained in this Annual Report on Form 10-K may include, but are not limited to, statements about:

•
our ability to attract and retain buyers and suppliers;
•
expectations regarding our transaction growth rates including growth in the number invoices and payments that we process on our network;
•
trends associated with the adoption and acceptance of electronic payment types that generate interchange revenue and our ability to deliver new and existing accepted payment modalities;
•
our expectations regarding macroeconomic events and the potential impact of those events on our customers and certain industries in which we operate and our business;
•
interchange rates;
•
our ability to enter into new strategic relationships and to further develop existing strategic relationships including relationships with accounting and enterprise resource planning (or "ERP") software providers, financial institutions, payment processing and other service providers;
•
our ability to develop or acquire and deploy new solutions, including Payment Accelerator and our spend management offering, improve our platform and solutions and increase the value of our platform and solutions;
•
our ability to deepen our relationships with existing customers;
•
our business plan and beliefs and objectives for future operations;
•
our ability to successfully enter new markets;
•
trends associated with our industry and markets;
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
•
our ability to maintain effective internal controls over financial reporting and disclosure controls and procedures;
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

i

•
our ability to attract, train and retain qualified employees and key personnel;
•
our ability to maintain and benefit from our corporate culture;
•
our ability to identify and respond to cybersecurity threats and incidents;
•
our ability to develop, deploy, and use artificial intelligence within our operations and in our products and services; and
•
our ability to maintain, protect and enhance our intellectual property and not infringe upon others’ intellectual property.

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

Additionally, certain information we include herein or elsewhere (including our website) is informed by various third-party frameworks or other stakeholder expectations, and therefore is not necessarily material for purposes of our United States federal securities filings, even if we use "material" or similar language. Particularly, for certain environmental, social, or other sustainability matters, materiality relies on varying definitions that differ from, and are often more expansive than, the definition under United States federal securities laws.

In this Annual Report on Form 10-K, the words “we,” “our,” “us,” “AvidXchange,” and “our Company” refer to AvidXchange, Inc. prior to our 2021 reorganization, and to AvidXchange Holdings, Inc. and its consolidated subsidiaries following the reorganization, unless the context requires otherwise.

ii

PART I.

ITEM 1. Business.

General Developments

2024 Year in Review

We introduced new partnerships and focused on improvements to our product set in 2024, all in support of revenue growth while at the same time taking actions to control our costs. This strategy enabled us to mark a milestone as we achieved our first-ever GAAP net income in the second quarter of fiscal year 2024, ahead of our third anniversary as a publicly traded company. We believe that this profitability milestone was, in part, attributable to how our value proposition of accounts payable automation and payments solutions, built upon our two-sided network of buyers and suppliers, continued to resonate with middle market companies.

Highlights related to growth and retention included:

•
Referral Partnerships—we identified new opportunities and pursued referral partnerships in our health care facilities vertical, which is comprised of numerous sub-verticals or sub-domains, including long-term and elderly care centers, dental centers, and veterinary centers. We also pursued a sales strategy to establish reseller partnerships with regional and community banks, a sub-vertical that we believe holds promise within the financial services vertical.
•
Integrations—new relationships were formed with Buildium, a cloud-based property management software company that extends our relationship with RealPage; with MIP Fund Accounting by Community Brands, a cloud-based, SaaS accounting solution purpose-built for nonprofits and government organizations; and with Workamajig, a leading agency management software solution for the creative and media industry. We made progress on further integrating our offerings with M3 Accounting Solutions, Inc. in the hospitality vertical, and AppFolio, in the real estate vertical.
•
Product Offerings and Development—we continued to work throughout 2024 on scaling Payment Accelerator (our invoice financing offering) and developing our spend management offering.
•
Customer Service—we invested resources in customer service and retention and appointed our very first Senior Vice President of Customer Experience who brought our Customer Success, Customer Onboarding, and Customer Care organizations together as one team. At the end of the year, we launched the AvidXchange Trust Center as an initiative to strengthen the customer experience with respect to our security posture and policies. The trust center is an online portal that enables customers and prospects to connect with and access our security information.

Despite our focus on growth and retention, the macroeconomic environment in 2024 impacted several of our core verticals. We had expected that the Federal Reserve’s interest rate cuts during the year would, in part, drive spending and investment decisions. Based on activity in the real estate, community association management, and construction verticals, we believe that changing fiscal policy in 2024 and the Federal Reserve’s actions did not materially improve sentiment within these verticals and that spending and investments were curtailed or postponed. We also believe that negative sentiment drove many of our buyer customers to continue to moderate or defer discretionary spending.

As in year’s past, our cost structure continued to be an area of focus, and cost efficiencies were pursued throughout the year. Actions taken to control costs included continued discipline in the pursuit of unit cost efficiencies in our processing of invoices and payments, the pursuit of cost management strategies in our portfolio of office locations outside of Charlotte, North Carolina, and the use of generative AI in building out new integrations with ERP partners.

In addition to managing our core operating business, we managed our access to capital and engaged with our investor community throughout 2024. In the third quarter, our wholly-owned subsidiaries, AvidXchange, Inc. and AFV Commerce, Inc. entered into a credit agreement with KeyBank National Association to amend and restate the previous agreement that dated from 2022. We repaid all amounts outstanding under our prior credit agreement upon closing the 2024 amended and restated credit agreement. The amended and restated credit agreement has a term of five years and consists of a $150.0 million 5-year revolving credit facility with a $150 million accordion feature—no sums had been drawn on the revolver as of December 31, 2024. Refer to Note 10 of our Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for additional details about our credit facilities. The third quarter also saw us announce a share repurchase program with authorization to purchase up to $100 million shares of our common stock. Under this program, approximately $50 million of shares of common stock were repurchased during the third and fourth quarters of 2024. Refer to Note 11 of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for additional details about our share repurchase program.

Impact of Macroeconomic Events on Revenue

Despite the resiliency exhibited by aspects of the United States economy during 2024, we believe that certain of our customers continued to exhibit caution in their purchasing decisions. More broadly, we believe that certain of the verticals or sub-components of those verticals in which we operate have been and continue to be more adversely impacted by the macroeconomic environment, which contrasts with the broader but measured improvement in overall economic sentiment. Tempered spending by existing customers and prospects impacts us two ways. First, tempered spending and a focus on costs can impact payment volumes, payment amounts, and payment type mix, particularly with respect to the acceptance rate of electronic forms of payment on our network that result in interchange revenue. The business metrics that best reflect these impacts include transaction yield and total payment volume. Second, cautious spending impacts sales and is reflected, in part, in our software revenue as well as the number of invoices and payments that we process. The business metrics that best reflect these impacts can be found in transactions processed as well as the number of buyers that we serve.

Looking forward, we expect the macroeconomic environment in 2025 will be affected by interest rates, inflation, and new federal policies on tariffs, immigration, taxes, deregulation, and fiscal sustainability. With respect to interest rates, when rates are lowered, interest income, which is a component of our payment revenue, is negatively impacted. Should the Federal Reserve cut interest rates in 2025, we would expect to experience negative impacts on our payment revenue and interest income. However, a lower interest rate environment could benefit certain segments of our buyer customers, such as those in certain segments of our real estate vertical, which could lead to increases in discretionary spending and transaction volume on our network.

With respect to inflation, the value of our customers' payments can increase in an inflationary environment, positively impacting our total payment volume and the base on which we earn interchange revenue. On the other hand, inflation can cause certain of our customers to moderate their expenditures and purchasing decisions, particularly discretionary spending, impacting the number of transactions processed across our network. Inflationary pressure can also negatively impact our operating costs by increasing costs incurred by us to operate our business, some of which we may not be able to recoup from our customers.

The impact of these macroeconomic conditions on payment volumes, payment amounts, and payment type mix, including the acceptance rate of electronic forms of payment on our network that result in interchange revenue, remains highly uncertain. A changing macroeconomic environment could also lead to difficulty in comparing our current consolidated financial results to our results in future reporting periods.

Description of Business

Overview

We are a leading provider of accounts payable ("AP") automation software and payment solutions for middle market businesses and their suppliers. Our Software-as-a-Service ("SaaS") based, end-to-end software and payment platform digitizes and automates the AP workflows for more than 8,500 businesses(1) (our buyers) and we have made payments to more than 1,350,000 supplier customers of our buyers (suppliers) over the past five years. While acquiring new and retaining existing relationships with buyers and suppliers are important to our business, the growth of our business is ultimately dependent upon the number of transactions we process, as well as our total payment volume. We developed our technology platform through years of working to solve our buyers’ unique middle market workflow challenges. We define middle market businesses primarily as companies with between $5 million and $1 billion in annual revenue. Many middle market businesses are challenged by their high invoice throughput and complex AP workflows, while they also operate at a small enough scale such that complicated enterprise solutions are cost prohibitive and difficult to implement. Leveraging our domain expertise, we purpose-built a two-sided network that connects buyers and suppliers, drives digital transformation, increases efficiency and accuracy in AP workflows, accelerates payments, enables insight into critical analytics, and lowers operating costs for our buyers.

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

We do not have significant customer concentration in our business, with no single customer contributing more than 5% of 2024 revenue and with our top 10 customers contributing less than 5% of revenue in 2024. Our customers operate across a variety of verticals in which we have domain expertise, including real estate, community association management, construction, financial services (including banks and credit unions), healthcare facilities, social services, education, media, and hospitality. Certain segments of our customers, particularly the customers we acquired through the FastPay acquisition that focus on political advertising within our media vertical, are subject to seasonal and cyclical trends. As described in more detail in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” we generate revenue from each transaction processed on a per transaction basis and earn interchange revenue from a portion of the total payment volume.

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

Go-To-Market

We sell our solutions through a hybrid go-to-market strategy that includes direct and indirect channels. Our direct sales force leverages their domain expertise in select verticals and over 290 referral relationships with integrated software providers, financial institutions and other partners to identify and attract buyers that would benefit from our AP software solutions and the AvidPay Network. Our indirect channel includes reseller partners and other strategic partnerships with banks and financial institutions such as our partnerships with Mastercard, through Mastercard’s B2B Hub, which includes Fifth Third Bank and Bank of America, other financial institutions, such as KeyBank, third-party software providers, and technology business partners such as AppFolio, MRI Software, RealPage and Sage Software. Our referral and indirect channel partnerships provide us greater reach across the market to access a variety of buyers.

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

We continue to invest in our sales and marketing capabilities to capitalize on our market opportunity.

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

•
Diverse and deep integration layer. We offer more than 265 integrations with different accounting systems that allow our clients to curate a technology stack tailored to the nuances of their size, scale and vertical. Our “built inside” integrations, many of which are flexible API based integrations, facilitate exchanges of data, driving enhanced user experiences and utility and providing a feature set and level of customization historically reserved only for enterprises.
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
•
Grow with existing buyers and suppliers. We expect to continue to grow with our existing buyer base of over 8,500 businesses. As our buyer base continues to grow and mature, we expect them to continue to increase invoice and payment transaction volume across the AvidXchange platform. In addition, we plan to continue to cross-sell solutions to our existing buyers.
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

Human Capital and Culture

As of December 31, 2024, we had over 1,600 full-time employee-teammates based in the United States. We also engage temporary employees and consultants as needed to support our operations. None of our employee-teammates are represented by a labor union or covered by a collective bargaining agreement. We have not experienced any work stoppages and we consider our relations with our employee-teammates to be good.

We promote a performance culture throughout the Company, with our teams, and with each individual employee-teammate. The contributions of our human capital organization to this performance culture include a focus on attracting, engaging, retaining, and developing our employee-teammates. In assessing our efforts, we monitor several human capital indicators which are measured regularly and shared monthly among the management team: Monthly Teammate Engagement Score, Regretted Attrition, Quality of Hire, Internal Moves, and Teammate Development. We believe that these metrics provide objective assessments on our efforts to attract, engage, retain and develop human capital by tracking the quality and outcomes of our recruiting efforts, the level of employee-teammate satisfaction, and the impacts of our culture initiatives.

Our Teammate Engagement Score is based on a monthly 5-question pulse survey. With 100 out of 100 being a perfect score, our company-wide Monthly Teammate Engagement Scores for the 2024 calendar year ranged from 78 to 85. External benchmarking considers a Teammate Engagement Score of between 83 and 100 to reflect strongly engaged teammates and a score of between 62 and 82 to reflect moderate engagement. We believe that engaged employee-teammates are more closely connected to the business, are brand advocates, strive to achieve goals, and have higher retention.

Regretted Attrition represents the annualized number of attritted, regretted employee-teammates over all employee-teammates. Regretted Attrition was 1.0%. We believe that our Regretted Attrition is below external benchmarks and that this score reflects our focus on keeping top talent and the strength of our culture initiatives.

Our Quality of Hire metric measures the percentage of employee-teammates who left the company prior to their first year of employment. We ended 2024 with a score of 6.37%. We believe that our score is below external benchmarks and reflects that our selection methodologies are aligned between candidate assessment and the role that is being filled.

Internal Moves measures the percentage of employee-teammates who moved into new roles within the Company. In 2024, Internal Moves were undertaken by 18% of our employee-teammate population. We strive for a metric at or above 20% and believe that this metric reflects our commitment to developing the potential and skills of employee-teammates to assume new and often greater roles and responsibilities.

Our Teammate Development metric measures the percentage of employee-teammates who have participated in at least one development activity during the year. Activities consist of an approved curriculum and vary from internal classes, courses from LinkedIn Learning's extensive offerings, or sessions provided by external facilitators. While striving for a metric at or above 90%, we ended 2024 with our Teammate Development metric standing at 88%.

We have built a performance-based culture that focuses on all employee-teammates. Our employee-teammates foster support and camaraderie, strengthen the foundations of our workplace community, and enhance our performance culture through initiatives and programming undertaken by various meet-up groups. We believe that the efforts and engagement of these groups of employee-teammates increase workplace satisfaction, improve retention, and drive individual, team, and organizational performance. In 2024, we continued to recognize the contributions of our employee-teammates and they, in turn, recognized our efforts to foster their success:

•
We celebrate tenure through our V-Crew and X-Crew recognition programs. The V-Crew is defined as employee-teammates who have been with AvidXchange for 5+ years and the X-Crew consists of employee-teammates that have been with AvidXchange for 10+ years. As of December 31, 2024, nearly 37% of AvidXchange employee-teammates belong to the V-Crew and 8% belong to the X-Crew. On an annual basis, V-Crew and X-Crew teammates receive a customized award, and Michael Praeger, our Chief Executive Officer and Founder, invites V-Crew and X-Crew teammates to celebrate their milestones with a dinner in their honor.
•
AvidXcellence is our AvidXchange Annual Company-Wide Recognition Program. This program recognizes and rewards the highest performing employee-teammates across the Company. Our highest performing employee-teammates are those who consistently demonstrate exceptional results and are exemplary of our AvidDNA (our culture).
•
With 73% of our employee-teammates saying “AvidXchange is a Great Place to Work,” we earned a Top Certification by Great Place to Work® for the period June 2024 through June 2025—our third time in a row.

While we are a technology company by trade, at our core, we are a people company, and that means not only taking care of each other, but those in the communities in which we work and live.

•
We understand that engaging with our communities and striving to improve the quality of life for our employee-teammates and neighbors is an opportunity and a responsibility. We enable our employee-teammates who are passionate about giving back to the community, in whatever way is most meaningful to them, with paid volunteer time off. In 2024, our employee-teammates committed 6,172 hours to such volunteer efforts.
•
We are committed to sharing our resources and time in support of philanthropic efforts. In demonstration of this commitment, on June 24, 2021, our board of directors approved the reservation of 1,657,296 shares of our common stock (representing approximately 1% of our issued and outstanding common stock and common stock equivalents as of June 24, 2021) for future issuance to fund our philanthropic endeavors over a ten-year period, including the potential issuance to a philanthropic partner in connection with the establishment of a donor-advised fund. On October 1, 2021, we executed an agreement with a philanthropic partner to whom we intend to provide annual ongoing grants of 10% of the pledged shares for a period of nine subsequent years, subject in each case to the approval of our board of directors. The latest tranche of our pledge was authorized by our board of directors in the fourth quarter of 2024.
•
We coordinate philanthropic efforts through the AvidXchange Foundation. The mission statement of the foundation is to advance the economic and social mobility of underserved youth and young adults where we live and work. The AvidXchange Foundation pursues its mission statement by supporting programs in education, digital equity, and workforce development. During 2024, 17 organizations, programs, and initiatives in the Charlotte metropolitan area were positively impacted by the efforts of our foundation.

Our executive compensation plans and philosophy will be included in our 2025 Proxy Statement, and we intend to provide further disclosures regarding our sustainability efforts prior to our 2025 Annual Meeting of Stockholders.

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

Our current competitors range from fintech companies and financial institutions to smaller, niche providers of software and services, as well as point solutions provided by enterprise resource planning ("ERP") vendors. We compete with companies that offer comprehensive solutions focused on the entire AP and payment processes and companies that focus only on select portions of these processes such as invoice and bill presentment, document and workflow management, AP and payment processing or accounts receivable. Solutions are also often specifically tailored to industry vertical or customer size making it difficult to expand into new verticals or attract larger or smaller customer types.

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
•
our value-added services provided through various strategic partnership;
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

Most states and certain territories in the United States require a license to engage in certain money transmission or payment services. We have procured and maintain money transmitter licenses, or the statutory equivalent, in all of the jurisdictions within the United States that currently require them for our business, and we actively work to comply with new license requirements as they arise. These licenses enable us to provide commercial payment services to businesses through AvidXchange, Inc. “for the benefit of customer” bank accounts that are restricted for such purposes and subject us, among other things, to record-keeping requirements, reporting requirements, bonding requirements, limitations on the investment of customer funds, and examination by state regulatory agencies.

We are also registered as a Money Services Business with the United States Department of Treasury’s Financial Crimes Enforcement Network, or FinCEN, and are subject to the Bank Secrecy Act ("BSA"), and certain obligations contained therein, including, among other things, certain record-keeping and reporting requirements, and examinations by FinCEN.

The BSA is the primary compendium of laws and regulations within the United States regarding anti-money laundering ("AML") and countering the financing of terrorism. As required under the BSA, we have implemented and are continuing to expand an AML program designed to prevent our platform from being used to facilitate money laundering, terrorist financing, and other financial crimes. Our program is also designed to prevent our products from being used to facilitate business in certain countries, or with certain persons or entities, which are targets of economic or trade sanctions that the Office of Foreign Assets Control (the "OFAC") and various foreign authorities administer or enforce. Our AML and sanctions compliance programs include policies, procedures, reporting protocols, and internal controls, require the designation of a BSA and AML compliance officer to oversee the programs, and are designed to address our legal and regulatory requirements and to assist in managing risk associated with sanctions, compliance, money laundering, and terrorist financing.

Our invoice payment accelerator product, Payment Accelerator, offers qualifying suppliers the opportunity to better manage cash flows and receive payments even faster by enabling these suppliers to receive advance payment on eligible invoices. Certain of these services may be regulated as lending activities under certain laws and regulations of various states. Payment Accelerator is currently provided by our affiliated subsidiary, FPP Enterprise LLC, a licensed finance lender in California. We intend to secure and maintain all applicable licenses and to comply with applicable statutory and regulatory obligations as we expand our Payment Accelerator product to supplier customers throughout the United States.

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

This aspect of our business, including the collection, use, disclosure, and protection of the information we acquire in connection with our customers’ use of our services, may be subject to certain laws and regulations in the United States. In particular, data privacy and security with respect to the collection, processing, and retention of personal data or Personally Identifiable Information ("PII") continues to be the focus of domestic and worldwide legislation and regulation. In recent years, there have been a number of well-publicized data breaches involving the unauthorized use and disclosure of individuals’ PII. We also suffered a cyber event that led to the unauthorized disclosure of certain of our confidential information, including PII, on the dark web, in 2023. Many states within the United States have responded to these incidents by enacting laws requiring holders of PII to maintain safeguards and to take certain actions in response to a data breach, such as providing prompt notification of the breach to affected individuals and state officials or amending existing laws to expand compliance obligations. Federal laws are also under consideration that may create additional compliance obligations and penalties. Accordingly, we publish our privacy policies and terms of service, which describe our practices concerning the use, transmission, and disclosure of information.

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

As of December 31, 2024, we had several trademark applications and registrations for certain of our logos. We will pursue additional trademark registrations to the extent we believe it would be beneficial and cost effective. We also own several domain names, including www.avidxchange.com.

Patents have not historically been a significant part of our intellectual property strategy. We may however pursue patent protection in the future to the extent we believe it would be beneficial and cost effective.

From time to time, we may also use or incorporate certain intellectual property licensed from third parties, including under certain open-source licenses. Even if any such third-party technology was not available to us on commercially reasonable terms, we believe that alternative technologies would be available as needed.

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

We file annual, quarterly, and current reports, proxy statements and other information with the SEC. The SEC maintains an Internet website at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including AvidXchange. We maintain an Internet website at www.avidxchange.com. Information found on our website or that can be accessed through our website is neither part of this annual report on Form 10-K nor any other report filed with the SEC. You may obtain a copy of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports free of charge on our Internet website on the earliest practicable date following the filing with the SEC.

ITEM 1A. Risk Factors.

Our common stock involves a high degree of risk. You should consider and carefully read all of the risks and uncertainties described below, as well as other information included in this Annual Report on Form 10-K, including our Consolidated Financial Statements and related notes appearing elsewhere in this Annual Report on Form 10-K. The risks described below are not the only ones we face. The occurrence of any of the following risks or additional risks and uncertainties not presently known to us or that we currently believe to be immaterial could materially and adversely affect our business, financial condition or results of operations. In such case, the trading price of our common stock could decline, and you may lose some or all of your original investment. As discussed in the section titled "Cautionary Note Regarding Forward-Looking Statements," this Annual Report on Form 10-K also contains forward-looking statements and estimates that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of specific factors, including the risks and uncertainties described below.

Summary Risk Factors

•
We have a history of operating losses and we may not sustain profitability in the future.
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
•
We earn a substantial portion of our revenue from electronic payment transactions and our growth is dependent upon the continued acceptance, adoption and security of electronic payment types that result in interchange revenue.
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
•
Uncertainty in the development, deployment, and use of artificial intelligence within our operations and in our products and services may result in harm to our business and reputation.
•
Complexities and risks in AI product development and deployment may impact our business and competitive edge.
•
Evolving legal and regulatory frameworks for AI technologies may increase compliance costs and operational challenges.
•
We use open-source software, which could subject us to litigation or other actions.
•
Should we identify a material weakness in our internal control over financial reporting or otherwise fail to design, implement, and maintain an effective internal control over financial reporting, we may be unable to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.
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
•
Our 2024 Amended and Restated Credit Agreement provides our lenders with a first-priority lien against substantially all of our and our subsidiaries’ assets and personal property, and contains financial covenants and other restrictions on our and our subsidiaries’ actions, which could limit our operational flexibility and otherwise adversely affect our financial condition.
•
Our business, which includes payment services and commercial lending, is subject to extensive government regulation and oversight. Our failure to comply with extensive, complex, overlapping, and frequently changing rules, regulations, and legal interpretations could materially harm our business and noncompliance with such laws can subject us to civil and criminal liability.
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
•
We are subject to governmental laws and requirements regarding economic and trade sanctions, export controls, anti-money laundering, and counter-terror financing that could impair our ability to compete in international markets or subject us to civil and criminal liability if we violate them.
•
We are subject to anti-corruption, anti-bribery, and similar laws, and non-compliance with such laws can subject us to civil and criminal liability and harm our business and reputation.
•
Our ability to use our net operating losses, or NOLs, to offset future taxable income may be subject to certain limitations.
•
You may be diluted by the future issuance of common stock, preferred stock or securities convertible into common or preferred stock, in connection with our incentive plans, acquisitions, capital raises or otherwise.

Risks Related to Our Business and Industry

Risks Related to Growth

We have a history of operating losses and we may not sustain profitability in the future.

We have a history of incurring operating losses. We were incorporated in 2000 and, prior to the second quarter of 2024, have experienced net losses and negative cash flows from operations since our inception. While we achieved our first-ever GAAP net income in the second and third quarters of 2024, we may not be able to sustain or increase our growth or achieve profitability in the future. We generated net income of $8.1 million, net losses of $47.3 million, and net losses of $101.3 million during the years ended December 31, 2024, 2023, and 2022, respectively. We had an accumulated deficit of $1,014.0 million and $1,022.2 million as of December 31, 2024 and 2023, respectively. Our losses in previous periods reflect the substantial investments we have made in our people, products and services, technology, to acquire new buyers and suppliers, and to build the AvidPay Network.

We intend to continue to expend significant funds to invest in our people, products and services, technology, and the AvidPay Network, expand our sales and marketing teams, and invest in strategic partnerships and system integrations. While our revenue has significantly grown in recent years, if our revenue declines or fails to grow at a rate faster than increases in our operating expenses, we will not be able to achieve and maintain profitability in future periods. As a result, we may generate losses in future periods. We cannot assure investors that we will achieve profitability in the future or that, if we do become profitable, we will be able to sustain profitability. Additionally, we may encounter unforeseen operating expenses, difficulties, complications, delays, and other unknown factors that may result in losses in future periods. If these losses exceed our expectations or our revenue growth expectations are not met in future periods, our financial performance will be harmed and the value of our business and stock may significantly decrease.

Our future revenue and operating results will be harmed if we are unable to acquire new customers, retain existing customers, expand sales to our existing customers, or deliver new features, functionality and integrations for our platform that achieve market acceptance.

To continue to grow our business, it is important that we continue to attract new buyers and suppliers to use our platform. Our success in adding new buyers depends on numerous factors, including our ability to: (1) offer compelling AP automation products and services and features in the markets and industries we serve, (2) execute our sales and marketing strategy, (3) attract, effectively train and retain new sales, marketing, professional services, and support personnel in the markets we pursue, (4) develop or expand relationships with accounting and enterprise resource planning, or "ERP", software providers, payment providers, systems integrators, and referral and reseller partners, (5) expand into new industry verticals, geographies, and market segments, which may require specific product and service features or system integrations that we do not currently provide or have, (6) efficiently onboard new buyers on to our platform, (7) efficiently add more suppliers to our network and continue to drive increased adoption of electronic forms of payment, (8) execute a successful mergers and acquisitions strategy, and (9) provide additional paid services that complement the capabilities of our customers and their partners.

Our ability to increase revenue also depends in part on our ability to retain existing buyers and suppliers, to sell more functionality and to increase product penetration with existing and new buyers and suppliers. Our buyers have no obligation to renew their subscriptions for our solutions after the expiration of their initial subscription period. In addition, some of our buyers can terminate their existing agreements with us prior to the expiration of the current contract terms or may have no minimum commitments in their agreements. Our ability to increase sales to existing buyers depends on several factors, including their experience with implementing and using our platform, their ability to integrate our platform with other technologies, and our pricing model. Suppliers in our network select their preferred method of payment, which currently includes primarily VCC, ACH, and check, based on their internal business rules, preferences, or perceived value, which may change at any time. Our ability to increase sales to suppliers already in our AvidPay Network depends on several factors, including our pricing model, data, ease of payment acceptance, their experience enrolling in and using our platform, and the development of new supplier product offerings.

Given the highly fragmented nature of the middle market, and the unique challenges faced by middle market buyer customers, the lack of certain product features, product functionality and system integrations have from time to time limited our ability to sell our products and services more deeply into certain of the sub-markets and industries that we serve and has limited our ability to expand into new industry verticals and sub-markets. If we are unable to deliver new product and services features and functionalities and system integrations, or keep pace with current technological developments, in each case in a timely manner, or if our new product and services features and functionalities and system integrations do not achieve acceptance in the market and industries we serve, our competitive position may be impaired, and our potential to generate new revenue or to retain existing revenue could be diminished. The adverse effect on our financial results may be particularly acute because of the significant research, development, marketing, sales, and other expenses we will have incurred in connection with the new functionality and services.

Our historical growth may not be indicative of our future performance and we may not be able to sustain our current growth rate, which is dependent on a number of factors that we do not control.

Although we have experienced significant historical revenue and transaction volume growth, our growth rates have and may continue to decline over time, particularly as our revenue and transaction volumes increase to higher levels. Our revenue and transaction volume growth, including the number of invoices and payments that we process on our network, depends on a number of factors, including our ability to:

•
attract and retain buyers and suppliers and grow the AvidPay Network and the number of invoices and payments processed by us and drive the use of our products and services across our customer base;

•
drive the acceptance and use of electronic payment types that result in interchange revenue;
•
expand the functionality and scope of the products and services we offer;
•
expand into new and existing verticals and industries and geographies which may require specific product and service features that we do not currently provide;
•
develop new integrations with third party accounting or ERP systems;
•
successfully invest in our technology, products and people;
•
manage the impact of current macroeconomic events on our business and on our buyers and suppliers, including as a result of changes in United States trade policies, such as new or increased tariffs, and retaliatory responses from other countries;
•
enter into new strategic partnerships including relationships with financial institutions, payment processing and other service providers and reseller and referral partners;
•
convince the stakeholders of potential buyers to outsource functions that they have traditionally handled internally;
•
price our products and services effectively; and
•
execute a successful mergers and acquisition strategy.

Further, the revenue that we derive from our invoice and payment transaction volume is dependent on several factors that we do not control. These factors include the number of invoices and payments, and the total amount of such invoices and payments, our buyers submit through our system, card brand interchange rates and tiers, the payment method selected by suppliers in our network, and competitive pricing pressure on products and incentives. In recent periods, macroeconomic conditions have affected our buyers and suppliers and the rate of spending generally and could continue to adversely affect our buyers and suppliers’ ability or willingness to use our services and could result in our buyers and suppliers more tightly managing spend and expenses or delaying purchasing decisions or eliminating certain discretionary spending which could in turn reduce the number of transactions and value of payments made on our network, any of which could adversely affect our results of operations. Looking forward, we expect the macroeconomic environment in 2025 and its impact on the business of our customers and our business to be affected by interest rates, new federal policies on tariffs, immigration, taxes, deregulation, fiscal sustainability, and consumer and business sentiment. The impact of these macroeconomic conditions on the acceptance rate of electronic forms of payment on our network that result in interchange revenue remains uncertain although we have seen and may continue to see pressure on the cost of these forms of payment from certain customers in our network.

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

The accounts payable and payments markets are highly fragmented and competitive and evolving. As businesses continue to adopt accounts payable and payment automation solutions, we expect existing competitors and new market entrants to offer new and enhanced products and services and we expect the competitive environment to remain intense going forward. We also expect artificial intelligence and machine learning to continue to be leveraged by competitors, both new and existing, and to play an increasing role in the accounts payable and payment automation space. We currently compete on several factors, including:

•
product and service features, functionality and quality and system stability which may be highly industry or vertical specific;
•
integrations with leading accounting or ERP providers and banking systems;
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

While we are continuing to see increased competition from third parties, when we are selling our products and services to potential customers, we believe that we are often competing with internal legacy processes, and we must be able to convince internal stakeholders that our products and solutions are superior to these existing processes or other third-party solutions.

For the reasons mentioned above, we may not be able to compete successfully against our current or future competitors, and this competition could result in the failure of our products and services to continue to achieve or maintain market acceptance, any of which would harm our business, operating results, and financial condition.

We earn a substantial portion of our revenue from electronic payment transactions and our growth is dependent upon the continued acceptance, adoption and security of electronic payment types that result in interchange revenue.

We earn a substantial portion of our revenue from VCC and ACH payment transactions paid to suppliers in our network and our growth is dependent upon the continued acceptance, security, and adoption of electronic payment types that result in interchange revenue on the amount of the transactions. During the fiscal year ended December 31, 2024, we earned approximately $258.9 million in revenue from VCC and AvidPay Direct, our ACH product offering, paid through our network.

Although we expect businesses to continue to accept and adopt electronic forms of payment, we do not mandate a specific payment type in our network and the adoption rates of electronic payments in accounts payable transactions could erode or grow more slowly than expected or we could continue to see pressure on interchange rates or amounts customers are willing to pay for electronic forms of payment. Suppliers in our network select their preferred method of payment, which may include primarily VCC, ACH, or check, based on their internal business rules, preferences, or perceived value, which may change at any time and which may change in different economic environments such as a recession. Additionally, accounts receivable, or AR, service providers market and sell their AR services to suppliers and groups of supplier types in our network. These service providers may not accept electronic payments and may convert existing suppliers in our network that accept electronic payments to check. Suppliers in our network, and those AR service providers, may, with or without advance notice and without our knowledge, prohibit or impose restrictions on the methods we use to provide or deliver electronic payments, including by changing or including restrictions in the terms of use or service of online portals through which we make payments, that we may not be aware of or be able to comply with, seek to negotiate reduced pricing, or charge fees in order to accept electronic payments. Certain suppliers, including, larger enterprise suppliers, industries and verticals are also less inclined to accept electronic forms of payment which may limit our ability to successfully expand into new industries or verticals. We have experienced, and may in the future experience, fluctuations in quarterly revenue and yield metrics resulting from suppliers or AR service providers changing their preferred method of payment in our network, leveraging data to reduce their interchange rates, or seeking to negotiate reduced costs associated with their accepted electronic form of payment. It also remains unclear the extent to which macroeconomic conditions, including interest rates, new federal policies on tariffs, immigration, taxes, deregulation, and fiscal sustainability, will impact the acceptance and adoption rates of electronic forms of payment. A significant shift in payment preference from electronic forms of payment to check or to lower cost forms of electronic payment by suppliers in our network in response to these or other factors could have a material impact on our business.

The revenue we receive from electronic payment transactions is also dependent upon a number of factors, many of which we do not control, including the continued acceptance and adoption by businesses of electronic payments, interchange rates which we expect to decline over time, fees charged by suppliers or AR aggregators to accept electronic payments, buyer incentives, and the terms of our commercial agreements with third-party service providers that are involved in the payment process. Widespread adoption of new forms of electronic payments, such as real time payments, could also negatively impact the revenue we receive from electronic payment transactions.

Future regulation or changes by the card brand payment networks could also have a substantial impact on interchange rates and our revenue from VCC transactions. If interchange rates decline, whether due to actions by the card brand payment networks or future regulation, or if, merchant/suppliers elect to receive payments that result in lower or no interchange revenue such as check, or apply fees in consideration of accepting electronic forms of payment, our total operating revenues, operating results, prospects for future growth, and overall business could be materially or adversely affected.

Certain of our customer segments are cyclical.

Certain segments of our customers, particularly the customers that focus on political advertising within our media vertical, are subject to seasonal and cyclical trends. Revenue from these customers is cyclical as it is connected to election advertising spend within the United States which tends to increase during significant election years, such as mid-term and presidential elections. In 2022, we experienced growth in our media payments business due to spending associated with the 2022 mid-term elections. Due to the intermittent nature of the election cycle in the United States, we saw a significant decrease in these revenues during fiscal year 2023. While we experienced growth in our media payments business in connection with the United States' 2024 presidential election, such growth was difficult to forecast and did not meet the expectations that we set at the beginning of 2024. These factors may make it more difficult for us to control or forecast our future operating results and growth. If the assumptions we use to plan our business are incorrect or change, or if we are unable to maintain consistent revenue or revenue growth, it may be difficult to achieve and maintain profitability and the value of our business could be negatively impacted.

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

We have also experienced, and may in the future experience, disruptions, outages and other performance problems that interfere with our customers’ ability to access and use our products and services. These events may be caused by a variety of factors, including capacity constraints due to increased use and transaction volumes, legacy infrastructure, architecture, code and processes, software and human errors, and issues caused by third party service providers. It may become increasingly difficult to maintain and improve the performance of our platform and our products and services especially during peak usage times and as our solutions become more complex.

Any failure of or delay in our efforts to maintain, improve and scale our technology, infrastructure and platform could result in service interruptions, impaired system performance, and reduced customer satisfaction, which has resulted and could continue to result in higher customer attrition, decreased sales to new customers, or higher rates of requested refunds, all of which could hurt our revenue growth. Even if we are successful in these efforts to scale our business, they will be expensive and complex, and require the dedication of significant management time and attention. We could also face inefficiencies or service disruptions as a result of our efforts to scale our internal infrastructure. We cannot be sure that the expansion and improvements to our internal infrastructure will be effectively implemented on a timely basis, if at all, and such failures could adversely affect our business, operating results, and financial condition.

Future acquisitions, strategic investments, partnerships, collaborations, or alliances could be difficult to identify and integrate, divert the attention of management, disrupt our business, dilute stockholder value, and adversely affect our operating results and financial condition.

Like we have in the past with our acquisitions of Piracle, Strongroom, Ariett, Entryless, BankTEL, Core Associates, and FastPay, we may in the future seek to acquire or invest in businesses, products, or technologies that we believe could complement or expand our platform, enhance our technical capabilities, or otherwise offer growth opportunities. The pursuit of potential acquisitions may divert the attention of management and cause us to incur various expenses in identifying, investigating, and pursuing suitable acquisitions, whether or not such acquisitions are completed. In addition, we may not successfully identify desirable acquisition targets or targets at valuations comparable to our valuation, or if we acquire additional businesses, we may not be able to integrate them effectively following the acquisition or effectively manage the combined business following the acquisition or achieve our desired synergies. Integration may prove to be difficult due to the necessity of integrating personnel with disparate business backgrounds and who are accustomed to different corporate cultures.

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

We believe that many accounting and ERP solution providers are increasingly focusing on accounts payable and payment automation to improve their product offering. Our business could be harmed if current or prospective partners decide to design their own AP solutions, partner with competitive service providers instead of us, or seek improved economics from us in connection with our partnership.

If we were unable to continue these relationships and add relationships with new accounting and ERP solutions partners, our growth prospects could be negatively impacted by not being able to offer necessary integrations to customers.

Our long-term growth strategy depends, in part, on strategic partnerships and indirect sales partners.

We continue to expand and leverage our current strategic partner relationships and to develop new strategic partner relationships to expand our sales and marketing efforts and our product and service offerings that we believe will allow us to sell and market our services in existing and new markets. Establishing strategic partner relationships, particularly with our financial institution customers and accounting software providers, entails extensive and highly specific upfront sales efforts and investment, with little predictability and various ancillary requirements.

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

We processed over 79 million transactions for our customers in 2024. We have grown rapidly and seek to continue to grow, and although we maintain risk management processes, our business is always subject to, and we have experienced and will likely continue to experience, financial losses as a result of operational errors, software defects, service disruption, third party fraud, employee misconduct, security breaches, credit losses, or other similar actions or errors. Furthermore, we previously identified a material weakness in our internal control over financial reporting relating to our reconciliation of funds held for customers, and while we remediated this material weakness in 2021, we may experience additional material weaknesses in the future.

As a provider of AP and payment solutions, we collect and transfer funds on behalf of our customers. Software errors in our platform, operational errors by our employees and business partners, and fraud have exposed us to losses from time to time. Moreover, our trustworthiness and reputation are fundamental to our business. As a provider of cloud- based software for complex back-office financial operations, the occurrence of any operational errors, software defects, service disruption, third party fraud, employee misconduct, security breaches, credit losses or other similar actions or errors on our platform could result in financial losses to our business and our customers, loss of trust, damage to our reputation, or termination of our agreements with strategic partners, each of which could result in:

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

We depend on a limited set of bank partners and other third-party service providers to process electronic payment transactions and check payments for our customers. We have entered into treasury services agreements and other arrangements with our bank partners and other third-party service providers for payment processing and related services. If these arrangements are terminated for any reason, or if services provided by our bank partners and other third-party service providers are interrupted, we could experience delays, interruptions, and additional costs in processing payments for our customers. We also depend on third-party service providers for other critical functions, including customer invoicing and scanning solutions. We have entered into service agreements with these third-party service providers for scanning, indexing and related services, and these agreements include significant security, compliance, and operational obligations. If our agreements with the scanning and/or indexing partners are terminated for any reason, we could experience service interruptions as well as delays and additional expenses in arranging for new services.

Although we were not materially or directly impacted by the failure of Silicon Valley Bank (SVB) in 2023, which was closed by the California Department of Financial Protection and Innovation and for which the FDIC was appointed as receiver, any future failure of any of our banking partners or any future instability, whether actual or perceived, in the global banking system could result in additional bank failures, as well as volatility of global financial markets, each of which may adversely impact our business and financial condition.

Interruptions or delays in the services provided by third-party providers of cloud-based infrastructure and platforms or internet service providers could impair the delivery of our products and services.

We host our products and platform principally on a cloud platform leveraging public cloud infrastructure services. Public cloud services are provided by Microsoft Azure and others which include infrastructure as a service and use a service technologies platform. All products utilize resources operated by us through these providers. Therefore, we depend on these third parties to protect their infrastructure and operations against damage or interruption from natural disasters, power or telecommunications failures, criminal acts, and similar events. We have periodically experienced service disruptions in the past, and we cannot assure you that we will not experience interruptions or delays in our service in the future. If disruptions were to occur, we would have to operate using our disaster recovery plan, as we do not have a fully redundant system for all of our core functions. This could cause substantial disruption in our operations if we were not able to move our main processes in a timely manner to a backup service provider. We may also incur significant costs for using alternative equipment or taking other actions in preparation for, or in reaction to, events that damage the data services we use.

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

During the years ended December 31, 2024 and 2023, we incurred $0.3 million and $5.4 million, respectively, in response costs related to the incident, including professional services and legal fees, and recorded insurance recoveries of $2.1 million and $1.7 million, respectively. No liability for loss was recorded related to the incident as of December 31, 2024.

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

Cybersecurity incidents and malicious internet-based activity continue to increase generally, and providers of cloud-based services, including us, financial institutions and other providers of financial services, have frequently been targeted by such attacks. Additionally, we expect to see an increase in cybersecurity incidents and malicious internet-based activity, including events directed by state sponsored entities, such as China, Iran, North Korea, and Russia. These cybersecurity challenges, including threats to our own IT infrastructure or those of our customers or third-party providers, may take a variety of forms ranging from stolen bank accounts, business email compromise, customer employee fraud, supply-chain attacks, ransomware, account takeover, check fraud, or cybersecurity attacks, to “mega breaches” targeted against cloud-based services and other hosted software, which could be initiated by individual or groups of hackers or sophisticated cyber criminals. A cybersecurity incident or breach could result in disclosure of data and intellectual property, or cause production downtimes and compromised data. We have in the past experienced cybersecurity incidents such as phishing attempts to compromise employee email and malware. We may be unable to anticipate or prevent techniques used in the future to obtain unauthorized access or to sabotage systems because they change frequently and often are not detected until after an incident has occurred, especially given that actors are now using advanced technologies such as AI to avoid detection. As we increase our customer base and our brand becomes more widely known and recognized, third parties may increasingly seek to compromise our security controls or gain unauthorized access to our sensitive corporate information or our customers’ data.

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

While we currently maintain cybersecurity insurance, our insurance may be insufficient or may not cover all liabilities incurred by such incidents. We also cannot be certain that our insurance coverage will be adequate for data handling or data security liabilities actually incurred, that insurance will continue to be available to us with sufficient limits or on economically reasonable terms, or at all, or that any insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on our business, including our financial condition, operating results, and reputation.

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

To execute our business strategy, we must attract and retain highly qualified personnel. Our headquarters and primary center of employment is in Charlotte, North Carolina. In general, the talent pool in Charlotte may be smaller than in other geographic areas. Competition for executive officers, software developers and engineers, compliance and risk management personnel, and other key employees in our industry and location is intense and increasing, and we may not be able to attract the talent we need to grow and succeed. We compete with many other companies for software developers with high levels of experience in designing, developing, and managing cloud-based software and payment systems, as well as for skilled legal and compliance and risk operations professionals. The current regulatory environment related to immigration may increase the likelihood that immigration laws may be modified to further limit the availability of H1-B and other visas. If a new or revised visa program is implemented, it may impact our ability to recruit, hire, retain or effectively collaborate with qualified skilled personnel, including in the areas of artificial intelligence and machine learning, payment systems and risk management, which could adversely impact our business, operating results and financial condition. Many of the companies with which we compete for experienced personnel have greater resources than we do, such as many of the larger banks in the Charlotte, North Carolina area, and can frequently offer such personnel substantially greater compensation than we can offer, and may be in geographies perceived by some employees as more desirable. If we fail to identify, attract, develop, and integrate new personnel, or fail to retain and motivate our current personnel, our growth prospects would be adversely affected.

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

Our success depends on our continued development of new and improved AP automation software and payment solutions and related technology and the continued automation of payments processes. If we are unable to deliver new products or services, such as our spend management offering, or to enhance or achieve market acceptance with existing products and services, such as Payment Accelerator or if we are unable to integrate technology, products and services that we acquire into our platform, our business could be adversely affected through increased attrition of current customers or slower addition of new customers. We have experienced, and may in the future experience, delays in the planned release dates of enhancements to our platform, and we have discovered, and may in the future discover, errors in new releases after their introduction. Either situation could result in adverse publicity, loss of sales, delay in market acceptance of our platform or customer claims, including, among other things, warranty claims against us, any of which could cause us to lose existing customers or affect our ability to attract new customers.

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

Uncertainty in the development, deployment, and use of artificial intelligence in our operations and in our products and services may result in harm to our business and reputation.

We are continuing to increasingly use artificial intelligence (“AI”), machine learning, and automated decision-making technologies, across various aspects of our business operations, and we are making investments in expanding AI capabilities in our products, services and tools, including continuing to build systems and tools that incorporate AI-based technologies, such as, invoice capture and indexing, prepopulating customer inputs based on historical data and modeling creditworthiness.

We expect that developing, testing, and deploying resource-intensive AI systems may require additional investment to continuously improve our use of AI technologies. As with many technological innovations, there are significant risks involved in developing, maintaining and deploying these technologies and there can be no assurance that the usage of or our investments in such technologies will always enhance our products or services or be beneficial to our business, including our efficiency or profitability. As it evolves, AI presents risks and challenges that could adversely impact our business. Our failure to successfully develop and commercialize our products or services involving AI technologies could depress the market price of our stock and impair our ability to: raise capital; expand our business; provide, improve and diversify our product offerings; continue our operations and efficiently manage our operating expenses; and respond effectively to competitive developments.

In particular, if the models underlying our AI technologies are incorrectly designed or implemented; trained or reliant on incomplete, inadequate, inaccurate, biased or otherwise poor quality data, or on data to which we do not have sufficient rights or in relation to which we and/or the providers of such data have not implemented sufficient legal compliance measures; used without sufficient oversight and governance to ensure their responsible use; and/or adversely impacted by unforeseen defects, technical challenges, cybersecurity threats or material performance issues, the performance of our products, services and business, as well as our reputation and the reputations of our customers, could suffer or we could incur liability resulting from the violation of laws or contracts to which we are a party or civil claims. The development, adoption, and use for generative AI technologies are still in their early stages. AI algorithms that we use may be flawed or may be based on datasets that are biased or insufficient, risking inaccurate or misleading content or discriminatory or unexpected results, such as hallucinatory behavior generating irrelevant, nonsensical, or factually incorrect results, harming our reputation, business, or customer relationships. While we take measures designated to ensure the accuracy of such AI generated content, those measures may not always be successful, and in some cases, we may need to rely on end users to report such inaccuracies. In addition, any latency, disruption, or failure in our AI systems or infrastructure could result in delays or errors in our offerings.

Complexities and Risks in AI Product Development and Deployment May Impact Our Business and Competitive Edge.

We are in varying stages of development in relation to our products and internal business processes involving AI technologies. The continuous development, maintenance and operation of our AI technologies may involve unforeseen difficulties including material performance problems, undetected defects, or errors. For instance, the models underlying AI technologies can experience decay (also known as “model drift”) in which its performance and accuracy decreases over time without further human intervention to correct such decay.

We may not be successful in our ongoing development and maintenance of these technologies in the face of novel and evolving technical, reputational and market factors. Our efforts to develop proprietary AI models could increase our operating costs. Our ability to develop proprietary AI models may be limited by our access to processing infrastructure or training data, and we may be dependent on third-party providers for such resources.

We face significant competition from other companies in our industry in relation to the development and deployment of AI technologies. Those other companies may develop AI technologies that are similar or superior to ours and/or are more cost-effective and/or quicker to develop, deploy and maintain. Any inability to develop, offer or deploy new AI technologies as effectively, as quickly and/or as cost-efficiently as our competitors could have a materially adverse impact on our operating results, customer relationships and growth. In addition, third parties may deploy AI technologies in a manner that reduces customer demand for our products and services. Any of the foregoing may result in decreased demand for our products and services or harm to our business, results of operations or reputation.

Further, our ability to continue to develop or use such technologies may be dependent on access to specific third-party software, services and infrastructure, such as processing hardware, and we cannot control the availability or pricing of such third-party software and infrastructure, especially in a highly competitive environment.

Evolving Legal and Regulatory Frameworks for AI Technologies May Increase Compliance Costs and Operational Challenges.

The legal and regulatory landscape surrounding AI technologies is rapidly evolving and uncertain including in the areas of intellectual property, cybersecurity, and privacy and data protection. Many federal, state, and foreign government bodies and agencies have introduced or are currently considering additional laws and regulations. Compliance with new or changing laws, regulations or industry standards relating to AI may impose significant operational costs and may limit our ability to develop, deploy or use AI technologies. Existing laws and regulations may be interpreted in ways that would affect the operation of our AI technologies or could be rescinded or amended as new administrations take differing approaches to evolving AI technologies. As a result, implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future, and we cannot yet completely determine the impact future laws, regulations, standards, or market perception of their requirements may have on our business. We may not always be able to anticipate how to respond to these laws or regulations.

In the United States, legislation related to AI technologies has also been introduced at the federal level and is advancing at the state level. For example, the California Privacy Protection Agency is currently in the process of finalizing regulations under the CCPA regarding the use of automated decision-making. California also enacted seventeen new laws in 2024 that further regulate use of AI technologies and provide consumers with additional protections around companies’ use of AI technologies, such as requiring companies to disclose certain uses of generative AI. Other states have also passed AI-focused legislation, such as Colorado’s Artificial Intelligence Act, which will require developers and deployers of “high-risk” AI systems to implement certain safeguards against algorithmic discrimination, and Utah’s Artificial Intelligence Policy Act, which establishes disclosure requirements and accountability measures for the use of generative AI in certain consumer interactions. Such additional regulations may impact our ability to develop, use, procure and commercialize AI technologies in the future.

It is possible that further new laws and regulations will be adopted in the United States and in foreign jurisdictions, or that existing laws and regulations, including competition and antitrust laws, may be interpreted in ways that would limit our ability to use AI technologies for our business, or require us to change the way we use AI technologies in a manner that negatively affects the performance of our products, services, and business and the way in which we use AI technologies. We may need to expend resources to adjust our products or services in certain jurisdictions if the laws, regulations, or decisions are not consistent across jurisdictions. Further, the cost to comply with such laws, regulations, or decisions and/or guidance interpreting existing laws, could be significant and would increase our operating expenses (such as by imposing additional reporting obligations regarding our use of AI technologies). Such an increase in operating expenses, as well as any actual or perceived failure to comply with such laws and regulations, could adversely affect our business, financial condition and results of operations.

Moreover, we are subject to a number of current sector-specific laws and regulations which will be implicated by our use of AI technologies. For example, if we use artificial intelligence or machine learning tools to determine creditworthiness, and it becomes clear that the data that was used to train those models was biased, we or our customers could be accused of engaging in unfair, deceptive or abusive practices. It is also possible that the AI technologies we use may, or may be viewed as, having unintended biases or discriminatory outcomes, exposing us to risks that we have discriminated against persons belonging to a protected class. Any resulting investigation or litigation could have an adverse impact on our results of operations due to the associated costs and any related fines, and could also have an adverse impact on our customer relationships. See Regulatory Risks discussed below.

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

We rely and expect to continue to rely on a combination of confidentiality and license agreements with our employees, consultants and third parties with whom we have relationships, as well as trademark, copyright, patent and trade secret protection laws, to protect our proprietary rights. We may also seek to enforce our proprietary rights through court proceedings or other legal actions. We have filed and we expect to file from time to time for trademark, copyright and patent applications. However, the steps we take to protect our intellectual property rights may be inadequate. We make business decisions about when to seek patent protection for a particular technology and when to rely upon trade secret protection, and the approach we select may ultimately prove to be inadequate. For example, we have not historically prioritized seeking patent protections for our technology and therefore we may have limited capacity to assert proprietary rights against third parties that may offer similar products, services or functionality. Even in cases where we seek patent protection, we cannot assure that the resulting patents will effectively protect every significant feature of our solutions and any patents issued to us in the United States or other jurisdictions may not be sufficiently broad to protect our proprietary technologies. Specifically, there can be no guarantee that others will not independently develop similar products, duplicate any of our solutions or design around our patents, or adopt similar or identical brands for competing platforms or technology. Furthermore, legal standards relating to the validity, enforceability and scope of protection of intellectual property rights are uncertain. Therefore, our registration applications may not be approved, third parties may challenge any copyrights, patents or trademarks issued to or held by us, third parties may knowingly or unknowingly infringe our intellectual property rights, and we may not be able to prevent infringement or misappropriation without substantial expense to us. If the protection of our intellectual property rights is inadequate to prevent use or misappropriation by third parties, the value of our brand, content, and other intangible assets may be diminished.

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

Risk Related to Financial Controls, Customer Funds, and Risk Management

Should we identify a material weakness in our internal control over financial reporting or otherwise fail to design, implement, and maintain effective internal control over financial reporting, we may be unable to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis.

In the past, we have identified certain control deficiencies in our internal control over financial reporting that constituted material weaknesses. Specifically, we identified a material weakness in our internal control over financial reporting relating to our reconciliation of funds held for customers, which was remediated in 2021. Further, in 2020, we identified a material weakness in our internal control over financial reporting relating to an insufficient complement of personnel with an appropriate level of accounting knowledge, training, and experience, including tenured experience at the Company, to appropriately analyze, record and disclose accounting matters timely and accurately, which we concluded was remediated as of March 31, 2024.

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

With respect to movements in interest rates, when rates are lowered, our payment revenue and interest income, resulting from the funds we hold for buyers, are negatively impacted. Should the Federal Reserve cut interest rates in 2025, we would expect to experience negative impacts on our payment revenue and interest income. A changing interest rate environment could also lead to difficulty in comparing our current consolidated financial results to our results in future reporting periods. Such unfavorable impacts could have a material adverse effect on our business, financial condition, and results of operation.

We are licensed as a money transmitter (or statutory equivalent) in all jurisdictions within the United States where, to the best of our knowledge, licensure is required for our business. Accordingly, we are subject to direct regulation by the licensing authorities of the jurisdictions where we are licensed. In certain jurisdictions where we operate, we are required to hold eligible liquid assets, as defined by the relevant regulatory authority, equal to at least 100% of the aggregate amount of any outstanding customer liabilities. Our ability to manage and accurately account for the assets underlying our customer funds and comply with applicable liquid asset requirements requires a high level of internal controls. As our business continues to grow and we expand our product offerings, it may be necessary to scale the applicable internal controls. Our success requires significant public confidence in our ability to properly manage our customers’ balances and handle large and growing transaction volumes and amounts of customer funds. Any failure to maintain the necessary controls or to accurately manage our customer funds and the assets underlying our customer funds in compliance with applicable regulatory requirements could result in reputational harm, lead customers to discontinue or reduce their use of our products, and result in significant penalties and fines, up to and including the loss of our state money transmitter licenses, which would materially harm our business.

In the event of a financial crisis, employment levels and interest rates may become volatile with a corresponding impact on our business. As a result, we could experience a constriction in the availability of liquidity, which may impact our ability to fulfill our obligations to enable the movement of customer funds to the intended recipients. Additionally, we rely upon certain banking partners and other third parties to originate ACH payments, process checks, execute wire transfers, and issue VCCs, and these banking partners and other third parties could be similarly affected by a liquidity shortage or sanctions or other restrictive actions by governmental agencies, which may further exacerbate our ability to operate our business. Any material loss of or inability to access customer funds could have an adverse impact on our cash position and results of operations, could require us to obtain additional sources of liquidity, and could have a material adverse effect on our business, financial condition, and results of operations.

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

Our operating cash is invested in accordance with our cash investment policy. Under that policy, we invest with the objective of preserving capital while optimizing yield. Permissible investments include United States Treasury instruments, United States Government Agency securities, Government-Sponsored Enterprise securities, certificates of deposit, commercial paper, investment grade corporate bonds, money market funds, and interest-bearing demand deposit accounts.

Our buyer funds are invested with safety of principal, liquidity, and diversification as the primary objectives. Pursuant to our investment policy and subject to applicable law, buyer funds may be invested in United States Treasury securities, United States Government Agency securities, Government-Sponsored Enterprise securities, certificates of deposit, or other cash equivalents. As of December 31, 2024, all buyer funds were invested in interest-bearing demand deposit accounts. While we are in the process of diversifying our banking relationships, the majority of these demand accounts have been maintained at one institution which is a full-service, FDIC-insured national bank supervised by the Office of the Comptroller of the Currency (OCC) and is a subsidiary of a bank holding company subject to regulation, supervision, and examination by the Federal Reserve.

As we regularly maintain cash deposits, including buyer funds, that exceed the applicable FDIC insurance limits, volatility in the United States banking market can expose us to increased risk. While we do not currently maintain private insurance to mitigate this risk, and such insurance may not be available on commercially reasonable terms or at all, we seek to mitigate this risk by monitoring financial institutions that we conduct business with and endeavor to maintain cash balances at large well-capitalized financial institutions. In the event of one or more failures or a liquidity crisis in the United States banking market, we may be exposed to the risk of financial institutions' potential insolvency or failure and there can be no assurance that our deposits in excess of the FDIC or other comparable insurance limits will be backstopped by the United States government, or that any bank or financial institution with which we do business will be able to obtain needed liquidity from other banks, government institutions or by acquisition. In the event of the failure of one or more financial institutions with whom we do business, we could incur significant liquidity risks or losses that could negatively impact our results of operations and financial position.

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

Natural disasters or other catastrophic events may cause damage or disruption to our operations, international commerce and the global economy, and thus could harm our business. Our headquarters and a large employee presence is located in Charlotte, North Carolina and we have smaller employee groups in areas in and around Burbank, California, Houston, Texas, Sandy, Utah, Birmingham, Alabama, and Framingham, Massachusetts. In the event of a major earthquake, hurricane or catastrophic event such as fire, power loss, telecommunications failure, vandalism, cyber-attack, war, or terrorist attack, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in our application development, lengthy interruptions in our products, breaches of data security, and loss of critical data, all of which could harm our business, operating results, and financial condition. Climate change and other environmental or social pressures are expected to increase the frequency and intensity of certain such events, as well as contribute to chronic changes (such as changes in meteorological or hydrological patterns) which may result in additional risks.

In addition, the insurance we maintain may be insufficient to cover, or may not cover, our losses resulting from disasters, cyber-attacks, or other business interruptions, and any incidents may result in loss of, or increased costs of, such insurance.

Risks Related to Credit and Liquidity

Certain of our products and services expose us to credit risk.

Certain of our products and services, including our Payment Accelerator product, expose us to credit risk. Payment Accelerator offers certain qualifying suppliers the opportunity to better manage cash flows and receive payments by enabling these suppliers to receive advance payment on eligible invoices. We may not receive payment on funds advanced and may otherwise be unable to recoup owed amounts from customers. While the development, release, and timing of any new products remain at the sole discretion of the Company and may be subject to change, we have been and will continue to be modifying and expanding this supplier product offering throughout 2025 which would expose us to additional credit risk. The success of any supplier advance payment product depends, in substantial part, on our ability to effectively manage non-payment and default risks. To manage such risks, we may use techniques designed to analyze the businesses’ past purchase and transaction histories, risk models and third-party factoring tools, and other indicators to help predict the risk profile of these buyers and suppliers and make pricing and eligibility decisions accordingly. These techniques may not accurately predict loss rates or provide inputs on risked-adjusted pricing due to inaccurate assumptions, fluctuating market conditions, changes in the macroeconomic environment, or flawed or insufficient transaction history or other data, among other factors. Should credit losses be significant with our supplier advance payment product, our business, financial position, and operating results may be adversely affected.

Our 2024 Amended and Restated Credit Agreement provides our lenders with a first-priority lien against substantially all of our and our subsidiaries’ assets and personal property, and contains financial covenants and other restrictions on our and our subsidiaries’ actions, which could limit our operational flexibility and otherwise adversely affect our financial condition.

Our 2024 Amended and Restated Credit Agreement contains certain affirmative and negative covenants that restrict our and our subsidiaries’ ability to, among other things (in each case, subject to certain exceptions based on dollar caps or other conditions):

•
incur additional indebtedness;
•
create additional liens on assets;
•
make certain investments;
•
dispose of assets;
•
engage in a merger or other similar transaction;
•
engage in transactions with affiliates;
•
make certain restricted payments, including share repurchases and the payment of dividends; and
•
engage in new businesses, other than our primary B2B accounts payable, invoice, and payments businesses.

The 2024 Amended and Restated Credit Agreement also contains financial covenants, measured on a consolidated basis:

•
there must be liquidity (which is defined as availability under the 2024 Revolver, plus unrestricted cash) that is more than the greater of (1) $35 million, and (2) 35% of the Revolving Amount (as defined in the 2024 Amended and Restated Credit Agreement).
•
as of the end of each quarter, total revenue on a trailing four-quarter basis must be greater than the requirements set forth in the 2024 Amended and Restated Credit Agreement.
•
for each period of four consecutive quarters, Consolidated EBITDA as defined in the 2024 Amended and Restated Credit Agreement must not be less than $10 million.
•
the Leverage Ratio, as defined in the 2024 Amended and Restated Credit Agreement, must not exceed 3.00 to 1.00 at the end of each fiscal quarter, and the Leverage Ratio must not exceed 3.50 to 1.00 during certain periods following an acquisition of a certain size.
•
the Interest Coverage Ratio, as defined in the 2024 Amended and Restated Credit Agreement, must not be less than 3.00 to 1.00 at the end of each fiscal quarter.

Our or our subsidiaries’ failure to comply with the covenants or payment requirements, or the occurrence of other events specified in our 2024 Amended and Restated Credit Agreement, could result in an event of default under the 2024 Amended and Restated Credit Agreement, which would give our lenders, in addition to other rights and remedies, the right to terminate their commitments to provide additional loans under the 2024 Amended and Restated Credit Agreement and to declare all outstanding loans, together with accrued and unpaid interest and fees and any other outstanding amounts, to be immediately due and payable. In addition, we and our subsidiaries have granted our lenders under the 2024 Amended and Restated Credit Agreement first-priority liens against substantially all of our and our subsidiaries’ assets and property as collateral. If the debt under our 2024 Amended and Restated Credit Agreement was to be accelerated, we might not have sufficient cash on hand or be able to sell sufficient collateral to repay the obligations then due. In such an event, the lenders under our 2024 Amended and Restated Credit Agreement would have the right to, among other remedies, enforce liens against our and our subsidiaries assets and property and seek other judicial and non-judicial enforcement of their rights, any or all of which would likely have an immediate adverse effect on our business and operating results.

If the current equity and credit markets deteriorate, it may make any future debt or equity financing more difficult, more costly and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price.

Regulatory Risks

Our business, which includes payment services and commercial lending, is subject to extensive government regulation and oversight. Our failure to comply with extensive, complex, overlapping, and frequently changing rules, regulations, and legal interpretations could materially harm our business and noncompliance with such laws can subject us to civil and criminal liability.

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

As a licensed money transmitter and lender in various states and territories with the United States, we are subject to a range of restrictions and ongoing compliance obligations under applicable statutes and regulations administered by the financial services and banking departments of the various states and territories, including requirements with respect to the investment of customer funds, financial recordkeeping and reporting, reconciliation of customer funds, bonding, minimum capital, maximum interest rates, disclosure, and inspection, audit or examination by regulatory authorities concerning various aspects of our business. In a number of cases, evaluation of our compliance efforts depends on regulatory interpretations that could change over time. In the past, regulators have identified violations or alleged violations of certain statutory and regulatory regimes, and we have been subject to fines, a state consent order and financial penalties by state regulatory authorities due to their interpretation and application of their respective state money transmitter regime to our business model.

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

Other Regulation

Our success and increased visibility may result in increased regulatory oversight and enforcement and more restrictive rules and regulations that apply to our business. We are subject to a wide variety of local, state and federal laws, rules, regulations, licensing schemes, and industry standards in the United States, which govern numerous areas important to our business. We will likely become subject to additional laws, rules, regulations, licensing schemes, and industry standards in other jurisdictions if we expand our operations internationally in the future. In addition to those laws and regulations described elsewhere, our business is also subject to, without limitation, rules and regulations applicable to securities, labor and employment, immigration, competition, data usage, cybersecurity, and marketing and communications practices. These are subject to change, including by means of legislative action and/or executive orders and by way of evolving interpretations and applications of existing statutory and regulatory regimes by the applicable regulatory authorities. Thus, it may be difficult to predict how these changes will apply to our business and the way we conduct our operations, particularly as we introduce new products and services and expand into new jurisdictions. We may not be able to respond quickly or effectively to regulatory, legislative, or other developments, which, in turn, may impair our ability to offer our existing or planned features, products, and services and/or increase our cost of doing business.

Although we have a compliance program focused on the laws, rules, regulations, licensing schemes, and industry standards that we have determined apply to our business, and although we continue to prioritize investments in this program, we can make no assurances that our employees or contractors will not violate such laws, rules, regulations, licensing schemes, and industry standards. Any failure or perceived failure to comply with existing or new laws, rules, regulations, licensing schemes, or industry standards (including as a result of any changes to the interpretation or application of the same) may:

•
subject us to significant fines, penalties, civil and criminal lawsuits, license suspension or revocation, forfeiture of significant assets, audits, inquiries, whistleblower complaints, adverse media coverage, investigations, and enforcement actions in one or more jurisdictions by federal, state, local or foreign regulators, state attorneys general, or private plaintiffs who may be acting as private attorneys general pursuant to various applicable federal, state, and local laws;
•
result in additional compliance and licensure requirements;
•
increase regulatory scrutiny of our business; and
•
restrict our operations and force us to change our business practices or compliance program, make product or operational changes, or delay planned product launches or improvements.

The complexity of federal and state regulatory and enforcement regimes in the United States, coupled with the scope of any future international operations and the evolving regulatory environment, could result in a single event giving rise to many overlapping investigations and legal and regulatory proceedings by multiple government authorities in different jurisdictions.

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

The federal government of the United States and various state and foreign governments have adopted or proposed limitations on the collection, distribution, use, and storage of data relating to individuals and businesses, including the use of contact information and other data for marketing, advertising, and other communications with individuals and businesses. In the United States, various laws and regulations apply to the collection, processing, disclosure, and security of certain types of data. The laws and regulations relating to privacy and data security are evolving, can be subject to significant change, and may result in ever-increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions. Additionally, the scope and interpretation of the laws that are or may be applicable to us are often uncertain and may be conflicting, as a result of the rapidly evolving regulatory framework for privacy issues worldwide.

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

We are subject to governmental laws and requirements regarding economic and trade sanctions, export controls, anti-money laundering, and counter-terror financing that could impair our ability to compete in international markets or subject us to civil and criminal liability if we violate them.

Although we currently only operate in the United States, in the future, we may seek to expand internationally. In that case, we would become subject to additional laws and regulations, and would need to implement new controls to comply with applicable laws and regulations. We are required to comply with export control and economic and trade sanctions administered in the United States by the OFAC. We have implemented policies and procedures designed to provide compliance with these regulations and requirements, as well as similar requirements in other jurisdictions, to the extent applicable. However, we cannot assure you that such policies and procedures will effectively prevent violations of these laws in the future. If we fail to comply with applicable export control and economic and trade sanctions laws, we could be subject to fines or other enforcement actions, which could adversely affect our business. We are also subject to various AML and counter-terrorist financing laws and regulations around the world that prohibit, among other things, our involvement in transferring the proceeds of criminal activities. In the United States, most of our services are subject to AML laws and regulations, including the Bank Secrecy Act of 1970, as amended by the USA PATRIOT Act of 2001, and its implementing regulations, or collectively, the BSA, and other similar laws and regulations. The BSA, among other things, requires money transmitters to develop and implement risk-based AML programs, to report large cash transactions and suspicious activity, and, in some cases, to collect and maintain information about customers who use their services and maintain other transaction records. Regulators in the United States and globally continue to increase their scrutiny of compliance with these obligations, which may require us to further revise or expand our compliance program, including the procedures we use to verify the identity of our customers and to monitor transactions on our system, including payments to persons outside of the United States. Regulators regularly re-examine the transaction volume thresholds at which we must obtain and keep applicable records or verify identities of customers, and any change in such thresholds could result in greater costs for compliance. Regulators and third-party auditors have identified gaps in our AML program, and we could be subject to potentially significant fines, penalties, inquiries, audits, investigations, enforcement actions, and civil and criminal liability if such gaps are not sufficiently remediated or our AML program is found to violate the BSA by a regulator.

We are subject to anti-corruption, anti-bribery, and similar laws, and non-compliance with such laws can subject us to civil and criminal liability and harm our business and reputation.

We are subject to the United States Foreign Corrupt Practices Act, or the FCPA, the United States domestic bribery statute contained in 18 U.S.C. § 201, the United States Travel Act, and other anti-corruption and anti-bribery laws and regulations in any jurisdictions outside of the United States in which we may do business. These laws generally prohibit companies, their employees, and their third-party intermediaries from promising, authorizing, making, offering, or providing, directly or indirectly, anything of value to foreign government officials or commercial partners for the purpose of obtaining or retaining business or securing an improper business advantage. These laws also require that we keep accurate books and records and maintain internal controls and compliance procedures designed to prevent any such actions.

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

The increasing focus on environmental sustainability and social matters could increase our costs, harm our reputation and adversely impact our financial results.

There has been increasing public focus by investors, environmental activists, the media, policymakers, nongovernmental organizations, and other stakeholders on companies' management of a variety of environmental, social and other sustainability matters, including climate change and human capital. We engage in various initiatives, including disclosures, to improve our ESG profile and respond to stakeholder expectation; however, such initiatives can be costly and may not have the desired effect. For example, many ESG initiatives leverage methodologies, standards and data that are complex, subject to competing interpretations, and continue to evolve. We cannot guarantee that our approach will align with the expectations or preferences of any particular stakeholder. Moreover, various stakeholders have different, and at times, conflicting, expectations. Proponents and opponents of such matters are increasingly resorting to activism, including litigation, to advance their perspectives. There is also increasing regulatory scrutiny, including the adoption of certain reporting requirements, on such matters; however, such regulations are not uniform, and other policymakers have sought to constrain companies' consideration of environmental, social, or other sustainability matters in certain instances. Addressing stakeholder expectations or requirements entails costs and any failure to successfully navigate such expectations, as well as evolving interpretations of any existing governmental laws or requirements, may result in reputational harm, loss of customers or employees, regulatory or investor engagement, or other adverse impacts to our business. Additionally, certain of our customers, suppliers, and other stakeholders are subject to similar expectations, which may result in additional or increased risks.

Tax Related Risks

Our ability to use our net operating losses, or NOLs, to offset future taxable income may be subject to certain limitations.

As of December 31, 2024, our federal and state NOL carryforwards were $303.0 million and $342.0 million, respectively. The federal NOLs include approximately $41.9 million that may be used to offset up to 100% of future taxable income. Generally, Federal and State NOLs generated in 2017 and prior are subject to expiration if not previously utilized before their 20-year life. Our NOLs started to expire in 2020 but we also have been able to utilize them in recent years. The NOL carryforwards subject to expiration could expire unused and be unavailable to offset future income tax liabilities.

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

Separately, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. Similar rules may apply under state tax laws. In addition to limitations based on ownership changes, certain state legislatures have proposed suspensions or other limitations on the use of NOLs in order to address immediate revenue shortfalls. For these reasons, our ability to utilize our NOL carryforwards and other tax attributes to reduce future tax liabilities may be limited, which would have a material adverse effect on our cash flows and results of operations.

We could be required to collect additional sales taxes or be subject to other tax liabilities that may increase the costs our customers would have to pay for our offerings and adversely affect our operating results.

The vast majority of states have considered or adopted laws that impose tax collection obligations on out-of-state companies. States where we have a nexus may require us to calculate, collect, and remit taxes on sales in their jurisdiction. Additionally, the Supreme Court of the United States ruled in South Dakota v. Wayfair, Inc. et al ("Wayfair") that online sellers can be required to collect sales and use tax despite not having a physical presence in the buyer’s state. In response to Wayfair, or otherwise, states or local governments may enforce laws requiring us to calculate, collect, and remit taxes on sales in their jurisdictions. We may be obligated to collect and remit sales and use tax in states in which we have not historically collected and remitted sales and use tax. A successful assertion by one or more states requiring us to collect taxes where we historically have not or presently do not do so could result in substantial tax liabilities, including taxes on past sales, as well as penalties and interest. The imposition by state governments or local governments of sales tax collection obligations on out-of-state sellers could also create additional administrative burdens for us, put us at a perceived competitive disadvantage if they do not impose similar obligations on our competitors, and decrease our future sales, which could adversely affect our business and operating results.

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

We have 204,441,251 shares of common stock outstanding as of February 24, 2025, and our restated certificate of incorporation authorizes us to issue 1.6 billion shares of common stock and 50 million shares of preferred stock. Our board of directors will have the authority to determine the preferences, limitations and relative rights of the shares of preferred stock and to fix the number of shares constituting any series and the designation of such series, without any further vote or action by our stockholders.

In the future, we may obtain additional financing or further increase our capital resources by issuing additional shares of our capital stock or offering debt or other equity securities, including senior or subordinated notes, or debt securities convertible into equity or shares of preferred stock. Issuing additional shares of our capital stock or other equity securities or securities convertible into equity may dilute the economic and voting rights of our existing stockholders or reduce the market price of our common stock or both. Debt securities convertible into equity could be subject to adjustments in the conversion ratio pursuant to which certain events may increase the number of equity securities issuable upon conversion. Shares of preferred stock, if issued, could have a preference with respect to liquidating distributions or a preference with respect to dividend payments that could limit our ability to pay dividends to the holders of our common stock. Our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, which may adversely affect the amount, timing, or nature of our future offerings. As a result, holders of our common stock bear the risk that our future offerings may reduce the market price of our common stock and dilute their stockholdings in us.

As of February 24, 2025, we have reserved 34,170,612 shares of common stock for issuance under the Company's 2021 Long-Term Incentive Plan (the “2021 Plan”), which amount is increased by shares subject to outstanding awards under our previous equity incentive plans that expire, are forfeited, or otherwise terminate, are settled in cash or are reacquired or withheld (or not issued) to satisfy a tax withholding obligation or the purchase or exercise price. The number of shares of common stock that will be reserved for issuance under our 2021 Plan will automatically increase on January 1 of each year by the lesser of (i) 5% of the total number of shares of our common stock outstanding on December 31 of the immediately preceding year or (ii) 18,023,020 shares. Any common stock that we issue, including under our current equity incentive plans or other equity incentive plans that we may adopt in the future, would dilute the percentage ownership held by the owners of our common stock.

The market price of our common stock may be volatile or may decline steeply or suddenly regardless of our operating performance and we may not be able to meet investor or analyst expectations. You may not be able to resell your shares at or above the market price of our common stock at the time you bought it and may lose all or part of your investment.

The market price of our common stock has fluctuated and declined significantly and may continue to do so in response to numerous factors, many of which are beyond our control, including:

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
•
general economic conditions including inflation, fears of a possible recession, and increased volatility in the banking sector within the United States;
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

The price of our common stock could decline if there are substantial sales of our common stock, particularly sales by our directors, executive officers, and significant stockholders. We had a total of 204,441,251 shares of our common stock outstanding as of February 24, 2025.

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

In addition, we have filed registration statements to register shares reserved for future issuance under our equity compensation plans. Subject to the satisfaction of applicable exercise periods, the shares issued upon exercise of outstanding stock options or settlement of outstanding restricted stock units (“RSUs”) will be available for immediate resale in the United States in the open market.

We may require additional capital to support the growth of our business, and this capital might not be available on acceptable terms, if at all.

We have funded our operations up until mid-2024 primarily through equity financings, secured debt, sales of our products and services, and transaction fees. We cannot be certain if we will be able to continue to generate sufficient cash to fully fund our ongoing operations or the growth of our business. Additionally, we expect to continue to invest heavily in our business and expend substantial financial and other resources on:

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

We have never declared or paid any cash dividends on our capital stock, and we do not intend to pay any cash dividends in the foreseeable future. In addition, our 2024 Amended and Restated Credit Agreement contains restrictions on our ability to pay cash dividends on our capital stock. Any determination to pay dividends in the future will be at the discretion of our board of directors. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investments.

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

We identified certain control deficiencies in our internal control over financial reporting that constituted material weaknesses in previous periods. From 2018 and throughout 2021, we identified a material weakness in our internal control over financial reporting relating to our reconciliation of funds held for customers. We remediated this material weakness in 2021. Starting in 2020, we identified a material weakness in our internal control over financial reporting relating to an insufficient complement of personnel with an appropriate level of accounting knowledge, training, and experience, including tenured experience at the Company, to appropriately analyze, record and disclose accounting matters timely and accurately. As of March 31, 2024, we concluded that this material weakness, related to an insufficient complement of personnel, had also been remediated.

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

ITEM 1B. Unresolved Staff Comments.

None.

ITEM 1C. Cybersecurity.

We maintain a risk-based cybersecurity program, including various protections designed to safeguard against cyber attacks and manage material information and cybersecurity risks to address the confidentiality, integrity, and availability of our critical systems and information. This program includes:

•
the implementation of access controls, firewalls and virus detection software;
•
the establishment (and periodic testing) of our disaster recovery plan, including protecting against business interruption by backing up our major systems;
•
periodic scans of our environment for vulnerabilities and engagement of third parties to perform penetration testing and assess effectiveness of our information security practices; and
•
the maintenance of insurance that currently includes cybersecurity coverage.

In the normal course of business, we also collect and store certain sensitive Company information, including proprietary and confidential business information, trade secrets, intellectual property, customer information including bank account information and invoice and payment information, sensitive third-party information and employee information, and certain personal information. To protect this information and our systems, our existing cybersecurity protections include monitoring and detection programs and technical security measures. Additionally, we have processes in place that are designed to assess and manage cybersecurity risks associated with our use of higher-risk third-party service providers.

Governance—Board Oversight and Management’s Role in Assessing and Managing Cybersecurity Risks

Our board of directors and Chief Executive Officer have ultimate accountability for risk. This includes oversight of our risk management program, which includes risks from cybersecurity threats. Our board of directors and Chief Executive Officer, including through the risk management committee of our board of directors, provide oversight to ensure the appropriate measures are in place so that management can identify, assess, prioritize, and respond to risk, including cybersecurity risks. We believe our board of directors, the risk management committee of our board of directors, and our Chief Executive Officer collectively have the requisite experience, knowledge, inquisitiveness, and visibility into the design and operation of our information security practices to fulfill this responsibility effectively.

Processes for Assessing, Identifying, and Managing Cybersecurity Risks

At an operating level, our cybersecurity program is led by our Chief Information Officer ("CIO") and our Chief Information Security Officer ("CISO"). Our CIO has over 20 years of information technology experience that spans architecture and design, governance, disaster recovery, department development, and risk identification and remediation. In addition, our CISO has over 25 years of cybersecurity experience with a skill set that includes incident and remediation management, company-wide training, and the creation and implementation of cybersecurity compliance programs that address administrative, physical, and technical safeguards.

Our cybersecurity program incorporates industry-standard frameworks, policies and practices designed to protect the privacy and security of our sensitive information. Our cybersecurity leadership regularly reports to the board of directors and its risk management committees on information security and cybersecurity matters, including risk assessments, incident responses, and strategic initiatives aimed at mitigating potential threats. For example, the risk management committee in conjunction with management and our enterprise risk management team reviews and discusses cybersecurity metrics on a regular basis that include phishing incidents and training, vulnerability management, and security incident trends.

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

Material Impacts from Cybersecurity Threats and Incidents

Despite the implementation of our cybersecurity program, our security measures cannot guarantee that a significant cyber-attack will not occur. We face risks from cybersecurity threats that, if realized, are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. See “Risk Factors” for additional information about the risks to our business associated with a breach or compromise to our information technology systems.

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

During the fiscal year ended December 31, 2024, we incurred $302 in response costs related to the incident, including professional services and legal fees, before insurance recoveries. We do not expect to experience material expenses and costs associated with our response to this cybersecurity incident during 2025. No liability for losses has been recorded related to the incident as of December 31, 2024.

We maintain cyber insurance coverage and have tendered claims for certain expenses incurred in connection with this event. During the year ended December 31, 2024, we recovered $2.1 million from our insurer. Insurance recoveries are recorded as a reduction of general and administrative expense. Refer to Note 13 of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for additional information concerning the incident.

ITEM 2. Properties.

We lease our approximately 201,000 square foot built to suit corporate headquarters in Charlotte, North Carolina pursuant to a lease with an initial term that expires in 2032. In 2021, we purchased approximately 60,000 square feet of office space that we use as flex space to support our operations and additional real estate parcels that are adjacent to our corporate headquarters. We own approximately 17.1 acres of land adjacent to our current headquarters for future expansion.

In the fourth quarter of 2024, we undertook an effort to reduce our office footprint outside of our headquarters and we abandoned our leased offices in Framingham, Massachusetts, Sandy, Utah, Houston, Texas, and Birmingham, Alabama. We continue to maintain and support our employee-teammate concentrations in these areas.

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

Holders of Record

As of February 24, 2025, we had 170 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, as the number of record holders does not account for the number of stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees.

Dividend Policy

We have not declared any cash dividends since becoming a public company and we do not anticipate paying any cash dividends in the foreseeable future. In addition, our ability to pay dividends is restricted by the 2024 Amended and Restated Credit Agreement, as discussed in Item 1A “Risk Factors,” Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 10 "Long-term Debt" of our Notes to Consolidated Financial Statements contained within this Annual Report. Any future determination to pay cash dividends will be at the discretion of our board of directors and will be dependent upon our future financial condition, results of operations and capital requirements, general business conditions, restrictions in our 2024 Amended and Restated Credit Agreement and other relevant factors as determined by our board of directors.

Recent Sales of Unregistered Securities; Use of Proceeds

Recent Sales of Unregistered Securities

The following sets forth information regarding all unregistered equity securities sold in the three months ended December 31, 2024:

•
On November 11, 2024, we transferred the fourth installment of 165,729 shares of common stock to a philanthropic partner, Foundation for the Carolinas and its affiliate Community Investments Foundation, as a charitable contribution in connection with an agreement between the parties dated October 1, 2021. Pursuant to this agreement we intend to provide annual ongoing grants of 10% of the pledged shares for a period of ten years, subject in each case to the approval of our board of directors.

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

Purchases of Equity Securities by the Company

In August 2024, our board of directors approved a share repurchase program with authorization to purchase up to $100 million of our outstanding shares of common stock (the "Share Repurchase Program"). Repurchases under the program may be made in the open market, in privately negotiated transactions or otherwise, including pursuant to a Rule 10b5-1 plan. The timing, price, and volume of the repurchases will be executed based on various market and legal factors, and subject to a $50 million cap in any fiscal year pursuant to the terms of the 2024 Amended and Restated Credit Agreement. The Share Repurchase Program will terminate upon the earlier of December 31, 2025 or the date on which the maximum dollar amount has been expended, but is subject to suspension, modification, or termination at any time at the Company's discretion.

The following table provides share repurchase activity during the three months ended December 31, 2024:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plan
October 1, 2024 - October 31, 2024	-	$-	-	$75,000,006
November 1, 2024 - November 30, 2024	1,621,349	$10.96	1,621,349	$57,230,912
December 1, 2024 - December 31, 2024	631,727	$11.45	631,727	$50,000,276
Total	2,253,076		2,253,076	$50,000,276

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

	Base Period
Company / Index	10/13/2021	12/31/2021	12/31/2022	12/31/2023	12/31/2024
AvidXchange Holdings, Inc.	$100.00	$60.38	$39.86	$49.68	$41.46
Russell Mid Cap Index	$100.00	$103.68	$84.34	$97.18	$110.34
S&P 400 Information Technology Index	$100.00	$105.39	$83.38	$106.89	$132.59
Russell 2000 Index	$100.00	$100.15	$78.56	$90.41	$99.47
Russell 3000 Index	$100.00	$107.29	$85.32	$105.76	$129.18

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

The following discussion and analysis of our financial condition and results of operations generally discusses 2024 and 2023 items and year-to-year comparisons between 2024 and 2023. A discussion of 2022 items and year-to-year comparisons between 2023 and 2022 can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2023.

Overview

AvidXchange was founded in 2000 to serve the AP automation needs of the middle market. In 2012, in response to customer demand for more efficient payment methods, we launched the AvidPay Network. We are now a leading provider of AP automation software and payment solutions for middle market businesses and their suppliers. Our SaaS-based, end-to-end software and payment platform digitizes and automates the AP workflows for more than 8,500 businesses(1) (our buyers) and we have made payments to more than 1,350,000 supplier customers of our buyers (suppliers) over the past five years. While acquiring new and retaining existing relationships with buyers and suppliers are important to our business, the growth of our business is ultimately dependent upon the number of transactions we process, as well as our total payment volume. We developed our technology platform through years of working to solve our buyers’ unique middle market workflow challenges. Leveraging our domain expertise, we purpose-built a two-sided network that connects buyers and suppliers, drives digital transformation, increases efficiency and accuracy in AP workflows, accelerates payments, enables insight into critical analytics, and lowers operating costs for our buyers.

Our platform was purpose-built for the middle market based on our desire to deal with the business process complexities of our initial customers. We believe we have become a strategic platform for our customers’ CFOs, treasurers and finance teams by digitally transforming how they receive, manage and pay their bills. Supported by integrations to our customers’ middle market-oriented accounting and information systems, our platform automates the end-to-end AP workflows for our buyers and enhances the payment experience for our suppliers. We provide a SaaS-based solution automating and digitizing the capture, review, approval and payment of invoices for our buyers. Our two-sided payments network then connects our buyers with their suppliers, enabling invoice payments on behalf of a buyer and according to the supplier’s business rules, payment preferences and remittance data. We support a variety of payment methods depending on the supplier’s preference, including primarily VCC, enhanced ACH (our AvidPay Direct) and physical check, while delivering enhanced remittance data to streamline the reconciliation process. Finally, we provide cash management solutions to our supplier network that include tools that provide custom views of invoices and an accelerator feature (Payment Accelerator). These additional features, and others in our product pipeline, allow us to both monetize and increase engagement on our two-sided payments network.

Our customers operate across a variety of verticals in which we have domain expertise, including real estate, community association management, construction, financial services (including banks and credit unions), healthcare facilities, social services, education, hospitality, and media. Certain segments of our customers, particularly the customers we acquired through the FastPay acquisition that focus on political advertising within our media vertical, are subject to seasonal and cyclical trends. In 2024, we processed approximately 79 million transactions representing over $242 billion in spend under management across our platform and, of that, moved $84 billion in total payment volume from our buyers to their suppliers. Spend under management represents the sum of (i) the aggregate dollar amount of payments processed by us, plus (ii) the aggregate dollar amount represented by the total number of invoices processed by us, in each case, during the specified period. As described in more detail below, we generate revenue from each transaction processed on a per transaction basis and earn interchange revenue from a portion of the total payment volume.

(1) Buyer customer number reflects the de-commissioning and exit of our legacy Create-a-Check (CAC) on-premise check printing software product as of the end of 2023. The associated base of CAC customers was approximately 1,400.

Our Business and Revenue Model

We sell our solutions through a hybrid go-to-market strategy that includes direct and indirect channels. Our direct sales force leverages their domain expertise in select verticals and over 290 referral relationships with integrated software providers, financial institutions and other partners to identify and attract buyers that would benefit from our AP software solutions and the AvidPay Network. Our indirect channel includes reseller partners and other strategic partnerships such as Mastercard, through

MasterCard’s B2B Hub, which includes Fifth Third Bank and Bank of America, and other financial institutions, such as KeyBank, and third-party software providers such as AppFolio, MRI Software, RealPage and Sage Software. Our referral and indirect channel partnerships provide us greater reach across the market to access a variety of buyers.

One of the ways that we evaluate our revenue model is by looking at our net transactions processed retention rate. We calculate the net transactions processed retention rate for a current period by dividing the (i) number of total transactions processed for customers in the comparable prior period into (ii) the number of total transactions processed for the same customers in the current period. Accordingly, the net transactions processed retention rate is calculated solely based on transactions of prior period customers in the current period, regardless of whether or not the prior period customer remains a customer in the current period. Correspondingly, customers in the current period that were not customers in the prior period are excluded from the current period calculation of the net transactions processed retention rate. Net transactions processed retention rate, together with our key metric Transactions Processed (as described below in the section titled “Key Financial and Business Metrics”), enables us to both assess transaction volume attributable to retained customers in a period as well as determine transaction volume attributable to new customers during the same period. This annual metric allows us to quantify the activity of retained customers over time and illustrates both retention and expansion of the volume of total transactions processed for such customers. Our net transactions processed retention rate from 2021 to 2022 was 103.5%, from 2022 to 2023 was 100.9%, and from 2023 to 2024 was 98.6%. We attribute the decline in transaction retention rate that we experienced from 2022 to 2023 and from 2023 to 2024 primarily to macroeconomic factors, such as supply chain issues, price fluctuations and inflation that were impacting our customers. We generally expect retention rates to increase when macroeconomic factors improve. See our discussion of macroeconomic environment impacts below under Macroeconomic Environment's Impact of Revenue.

Our revenues are recurring in nature and are derived from multiple sources, predominantly through software revenue from our buyers and revenue from payments made to their suppliers. The table below represents our revenues disaggregated by type of service performed (in thousands):

	Year Ended December 31,
Disaggregation of Revenue:	2024	2023	2022
Software revenue	$121,181	$112,184	$99,541
Payment revenue	313,456	265,112	213,842
Services revenue	4,303	3,424	2,967
Total revenues	$438,940	$380,720	$316,350

Software revenue, payment revenue and services revenue are described below in the section titled "Components of Results of Operations."

Macroeconomic Environment's Impact of Revenue

Despite the resiliency exhibited by aspects of the United States economy during 2024, we believe that certain of our customers continued to exhibit caution in their purchasing decisions. More broadly, we believe that certain of the verticals or sub-components of those verticals in which we operate have been and continue to be more adversely impacted by the macroeconomic environment, which contrasts with the broader but measured improvement in overall economic sentiment. Tempered spending by existing customers and prospects impacts us two ways. First, tempered spending and a focus on costs can impact payment volumes, payment amounts, and payment type mix, particularly with respect to the acceptance rate of electronic forms of payment on our network that result in interchange revenue. The business metrics that best reflect these impacts include transaction yield and total payment volume. Second, cautious spending impacts sales and is reflected, in part, in our software revenue as well as the number of invoices and payments that we process. The business metrics that best reflect these impacts can be found in transactions processed as well as the number of buyers that we serve.

Looking forward, we expect the macroeconomic environment in 2025 will be affected by interest rates, inflation, and new federal policies on tariffs, immigration, taxes, deregulation, and fiscal sustainability. With respect to interest rates, when rates are lowered, interest income, which is a component of our payment revenue, is negatively impacted. Should the Federal Reserve cut interest rates in 2025, we would expect to experience negative impacts on our payment revenue and interest income. However, a lower interest rate environment could benefit certain segments of our buyer customers, such as those in certain segments of our real estate vertical, which could lead to increases in discretionary spending and transaction volume on our network.

With respect to inflation, the value of our customers' payments can increase in an inflationary environment, positively impacting our total payment volume and the base on which we earn interchange revenue. On the other hand, inflation can cause certain of our customers to moderate their expenditures and purchasing decisions, particularly discretionary spending, impacting the number of transactions processed across our network. Inflationary pressure can also negatively impact our operating costs by increasing costs incurred by us to operate our business, some of which we may not be able to recoup from our customers.

The impact of these macroeconomic conditions on payment volumes, payment amounts, and payment type mix, including the acceptance rate of electronic forms of payment on our network that result in interchange revenue, remains highly uncertain. A changing macroeconomic environment could also lead to difficulty in comparing our current consolidated financial results to our results in future reporting periods.

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

Investing in sales and marketing

We continue to invest in our sales and marketing efforts to drive awareness and generate demand to acquire new buyers and to grow our supplier network. We also invest in new relationships with accounting software providers and other strategic partners. Our investments in supporting these relationships have been significant and will continue, and we expect such investments to include education and training initiatives such as webinars, industry trade show presentations, and developing sell-sheet case studies. We generally expect our sales and marketing expenses to increase in absolute dollars while remaining fairly consistent as a percentage of revenue as we continue to expand our market presence, grow our customer base, and continue to develop new offerings to sell to our buyers and suppliers. We are focused on the efficient deployment of marketing resources to drive our sales efforts and expect to continue to increase marketing activities over the coming periods.

Growing our network

We will continue to add buyers and suppliers to our proprietary AvidPay Network and to invest in features and functionality to drive value across our network. We expect to expand payment methods on our platform over time.

Investing in our platform and products

We are making investments in our technology to maintain and enhance our position as a leading provider of AP automation software and payment solutions for middle market businesses and their suppliers. To drive adoption and increase penetration within our base, we have and will continue to introduce new products and features. We believe that investment in research and development contributes to our long-term growth but may also negatively impact our short-term profitability. We continue to leverage emerging technologies and invest in the development of more features that meet and anticipate the needs of both buyers and suppliers. As a result, we generally expect our expenses related to research and development to increase in absolute dollars but to decrease as a percentage of revenue over the longer term as we are able to efficiently deploy our development resources against a larger revenue base. These efforts will require us to invest significant financial and other resources.

Pursue strategic mergers and acquisitions

Notwithstanding challenging market conditions that persisted throughout 2023 and 2024, which impacted the pool of potential opportunities, we will continue to seek to supplement our organic growth by pursuing strategic mergers and acquisitions to expand into new verticals and horizontal capabilities, capture unmonetized or under-monetized spend, and enhance and expand products and capabilities.

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

	Year Ended December 31,			Period-to-Period Change as Percentage
	2024	2023	2022	2024 to 2023	2023 to 2022
Transactions processed	79,123,540	75,330,634	70,168,806	5.0%	7.4%
Transaction yield	$5.55	$5.05	$4.51	9.9%	12.0%
Total payment volume (in millions)	$83,842	$75,922	$68,202	10.4%	11.3%

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

Our electronic payment solutions currently include primarily VCC and an enhanced ACH payment product, or AvidPay Direct, which eliminate paper checks and increase the speed of payment to the supplier. AvidPay Direct also provides suppliers with enhanced remittance data allowing the supplier to reconcile the payment and the underlying invoice. VCC revenues result from interchange fees applied to the spend processed and are recorded net of fees and incentives. AvidPay Direct revenue is based on a per transaction fee that we charge to suppliers that generally includes a cap and is based on the spend per payment and is recorded net of incentives.

Our invoice payment accelerator product, Payment Accelerator, offers qualifying suppliers the opportunity to better manage cash flows and receive payments even faster by enabling these suppliers to receive advance payment on eligible invoices. Revenues are generated on a per transaction basis for each payment that is advanced. We currently fund the accelerated payment of invoices from our balance sheet.

Interest income represents interest received from buyer deposits held during the payment clearing process. We receive interest on funds held through our contractual relationship with our buyers, which we recognize as payment revenue. With respect to movements in interest rates, when rates are lowered, our payment revenue and interest income, resulting from the funds we hold for buyers, are negatively impacted. Should the Federal Reserve cut interest rates in 2025, we would expect to experience negative impacts on our payment revenue and interest income. The rate we earn on buyer funds is difficult to predict in the short and long term and will continue to be impacted by the Federal Reserve’s monetary policy and any adjustments that are made in response to inflation.

Our media payments business includes customers that are involved in political advertising in the United States. Revenue from these customers is cyclical as it is connected to election advertising spend within the United States which tends to increase during significant election years, such as mid-term and presidential elections. We experienced growth in our media payments business in 2022 due to spending associated with the 2022 mid-term elections that did not reoccur in 2023. While we experienced growth in our media payments business in connection with the United States’ 2024 presidential election, such growth was difficult to forecast and did not meet the expectations that we set at the beginning of 2024.

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

Sales and Marketing

Sales and marketing consist primarily of costs related to our direct sales force and partner channels that are incurred in the process of setting up go-to-market strategies, generating leads, building brand awareness and acquiring new buyers and suppliers, including efforts to convert suppliers from paper check payments to electronic forms of payments and efforts to enroll them into the Payment Accelerator solution.

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

While we are focused on efficient deployment of marketing resources, we expect to continue to increase marketing activities over the coming periods, and as a result, we expect our sales and marketing expenses to experience growth in absolute terms in the near term.

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

General and administrative expenses include costs incurred from time to time related to events and transactions not directly attributable to operations. For example, during 2023 and 2024, general and administrative expenses include costs incurred in connection with a cybersecurity incident that was detected in April 2023 as well as insurance recoveries. Additionally, in both 2023 and 2022, general and administrative expenses also include restructuring costs incurred in connection with planned reductions of our workforce within the United States. Restructuring costs consist of one-time severance charges to be paid to affected employees. The plans were completed within their respective years. Also in 2022, general and administrative expenses included a benefit related to the resolution of a purchase accounting liability from the FastPay acquisition in 2021.

While we expect our general and administrative expenses to decrease as a percentage of revenue over the longer term, we expect our general and administrative expenses to increase in absolute dollars over the shorter term as we continue to build out our infrastructure to support our operations.

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

Results of Operations

The following table sets forth our results of operations for the periods presented (in thousands, except share and per share data):

	Year Ended December 31,
	2024	2023	2022
Revenues	$438,940	$380,720	$316,350
Cost of revenues (exclusive of depreciation and amortization expense)	121,781	121,307	117,864
Operating expenses
Sales and marketing	82,529	77,523	77,733
Research and development	101,110	97,555	83,905
General and administrative	99,526	101,924	91,384
Impairment and write-off of intangible assets	286	-	-
Depreciation and amortization	36,284	35,912	32,842
Total operating expenses	319,735	312,914	285,864
Loss from operations	(2,576)	(53,501)	(87,378)
Other income (expense)
Interest income	22,973	20,890	7,164
Interest expense	(11,331)	(13,519)	(20,749)
Other income (expense)	11,642	7,371	(13,585)
Income (loss) before income taxes	9,066	(46,130)	(100,963)
Income tax expense	921	1,195	321
Net income (loss)	$8,145	$(47,325)	$(101,284)
Net income (loss) per share attributable to common stockholders:
Basic	$0.04	$(0.23)	$(0.51)
Diluted	$0.04	$(0.23)	$(0.51)
Weighted average number of common shares used to compute net income (loss) per share attributable to common stockholders:
Basic	206,096,505	201,887,669	198,045,805
Diluted	209,158,393	201,887,669	198,045,805

Comparison of the Years Ended December 31, 2024 and 2023

Revenues

	Year Ended December 31,		Period-to-Period Change
(in thousands)	2024	2023	Amount	Percentage
Revenues	$438,940	$380,720	$58,220	15.3%

The increase in revenues was largely comprised of an increase in payment revenue of $48.3 million, or 18.2%. This growth was driven primarily by increased electronic payments on the AvidPay Network due to the addition of new and existing buyer payment transaction volume, an increase in payment yield, that resulted, in part, from increased interest rates over the prior year period, and a $5.3 million increase in the payments associated with political advertising in connection with the presidential election cycle in 2024 compared to 2023, which was not a significant election year. Payment revenue and payment yield were positively impacted by interest on funds held for customers as the rate earned on those funds increased during the period compared to rates earned in the prior year period. Payment revenue from interest increased $9.1 million to $49.7 million for the year ended December 31, 2024 from $40.6 million for the year ended December 31, 2023. Software revenue increased by $9.0 million, or 8.0%, primarily driven by increased invoice and payment transaction volume from new and existing customers as well as increases in certain subscription-based revenue.

Cost of Revenues

	Year Ended December 31,
	2024		2023		Period-to-Period Change
(in thousands)	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage
Cost of revenues (exclusive of depreciation and amortization expense)	$121,781	27.7%	$121,307	31.9%	$474	0.4%

The increase in cost of revenues (excluding depreciation and amortization expense) was due primarily to increases in invoice and check processing fees of $2.9 million, increases in IT infrastructure costs of $1.3 million, and an increase in Payments Accelerator reserve of $0.8 million, partially offset by costs savings of $4.6 million in employee costs and consulting and contract labor as a result of realignment in our support function and transitioning to new vendors.

Operating Expenses

	Year Ended December 31,
	2024		2023		Period-to-Period Change
(in thousands)	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage
Sales and marketing	$82,529	18.8%	$77,523	20.4%	$5,006	6.5%
Research and development	101,110	23.0%	97,555	25.6%	3,555	3.6%
General and administrative	99,526	22.7%	101,924	26.8%	(2,398)	(2.4)%
Impairment and write-off of intangible assets	286	0.1%	-	0.0%	286	100.0%
Depreciation and amortization	36,284	8.3%	35,912	9.4%	372	1.0%

Sales and Marketing Expenses

The increase in sales and marketing expenses was primarily driven by increases in employee costs of $5.2 million. The primary driver for the increase in employee costs relates to the shift in responsibility of certain teammates to increase utilization and adoption of our software. Additionally, amortization expense of deferred sales commissions increased $0.4 million and partner commissions increased $0.4 million. These increases were partially offset by decreases in consulting costs of $0.8 million as we discontinued services of certain vendors and a decrease in travel expense of $0.2 million.

Research and Development Expenses

The increase in research and development expenses was primarily due to costs associated with engaging consultants and contractors of $3.2 million and increases in employee costs of $1.0 million. Further, we experienced additional increases of $0.9 million in IT infrastructure and other costs. These increases were partially offset by decreases of $1.5 million attributable to an increase in the amount capitalized for software development costs.

General and Administrative Expenses

The decrease in general and administrative expenses is primarily attributable to the cybersecurity incident that was detected in April 2023. During the year ended December 31, 2024, we recorded an additional $0.4 million related to recoveries from cybersecurity insurance than the prior year period and we experienced a decrease in costs related to the cybersecurity incident of $5.1 million as the prior year period incurred a significant amount of expense associated with our initial threat response. Additional decreases included $1.4 million from a prior year period accrual related to a potential commercial dispute as well as a $0.7 million decrease in non-reoccurring restructuring costs during the year ended December 31, 2024. These decreases were partially offset by increases in IT infrastructure costs of $2.5 million and legal and professional fees of $0.4 million. We also incurred $1.1 million of costs from the write-off of debt issuance costs from renegotiating our credit facility and $0.9 million in impairment losses as a result of lease abandonments during the year ended December 31, 2024.

We do not expect additional recoveries or significant costs related to the cybersecurity incident will be incurred in future periods.

Impairment and Write-off of Intangible Assets

The impairment and write-off of intangible assets during the year ended December 31, 2024 relates to internally developed software projects.

Depreciation and Amortization

Depreciation and amortization increased in absolute terms primarily due to the amortization of intangible assets associated with capitalized software development costs.

Other Income (Expense)

	Year Ended December 31,
	2024		2023		Period-to-Period Change
(in thousands)	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage
Other Income (Expense)	$11,642	2.7%	$7,371	1.9%	$4,271	57.9%

The increase in other income is primarily due to an increase in interest income of $2.1 million and a decrease in interest expense of $2.2 million that resulted from repaying our term loan during 2024.

Income Tax Expense

	Year Ended December 31,
	2024		2023		Period-to-Period Change
(in thousands)	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage
Income tax expense	$921	0.2%	$1,195	0.3%	$(274)	(22.9)%

The provision for income taxes decrease relates primarily to current state income taxes in taxable jurisdictions and changes in the Company's valuation allowances relative to pretax earnings.

Liquidity and Capital Resources

Prior to the second quarter of 2024, we did not generate positive cash flow through our operations and we financed our operations and capital expenditures primarily through sales of common and preferred stock and borrowings under our credit facilities, described below, and through our IPO that was completed in October 2021, which resulted in net proceeds of $621.4 million, including the exercise of the overallotment option and after deducting underwriting discounts and commissions of $40.4 million and offering expenses of approximately $11.8 million. As of December 31, 2024, our principal sources of liquidity are our unrestricted cash and cash equivalents of $355.6 million, marketable securities of $33.7 million, and funds available under our revolving credit facility, which we refer to as the 2024 Amended and Restated Credit Agreement, which we entered into in August 2024 and replaced our former credit facility. As of December 31, 2024, our unused committed capacity under the 2024 Amended and Restated Credit Agreement was $150.0 million comprised of a revolving commitment.

We believe that our unrestricted cash, cash equivalents, marketable securities, and funds available under our 2024 Amended and Restated Credit Agreement will be sufficient to meet our working capital requirements for at least the next twelve months. To the extent existing cash, cash from operations, and amounts available for borrowing under the 2024 Amended and Restated Credit Agreement are insufficient to fund future activities, we may need to raise additional capital. In the future, we may attempt to raise additional capital through the sale of equity securities or through equity-linked or debt financing arrangements. If we raise additional capital by issuing equity or equity-linked securities, the ownership of our existing stockholders will be diluted. If we raise additional capital by the incurrence of additional indebtedness, we may be subject to increased fixed payment obligations and could also be subject to additional restrictive covenants, such as limitations on our ability to incur additional debt, and other operating restrictions that could adversely impact our ability to conduct our business. Our ability to raise additional debt may be limited by applicable regulatory requirements as a licensed money transmitter that require us to meet certain net worth requirements. Any future indebtedness we incur may result in terms that could be unfavorable to equity investors. There can be no assurances that we will be able to raise additional capital. The inability to raise capital would adversely affect our ability to achieve our business objectives.

Cash Flows

Below is a summary of our consolidated cash flows:

Selected Cash Flow Data:	Year Ended December 31,
(in thousands)	2024	2023	2022
Net cash provided by (used in):
Operating activities	$71,934	$8,451	$(28,701)
Investing activities	(11,310)	51,946	(140,348)
Financing activities	(440,271)	290,846	(1,727)
Net (decrease) increase in cash, cash equivalents, and restricted funds held for customers	$(379,647)	$351,243	$(170,776)

Net Cash Provided by Operating Activities

Our primary source of cash provided by our operating activities is from our software and payment revenue. Our primary uses of cash in our operating activities include payments of employee salaries and related costs, payments to third party service providers to execute our payment transactions, sales and marketing costs, and other general corporate expenditures.

Net cash provided by operating activities improved to $71.9 million during the year ended December 31, 2024 compared to $8.5 million during the year ended December 31, 2023 due primarily to an increase in revenue and an improvement from net loss to net income offset by changes in working capital, largely due to variations in timing of payment of accrued expenses.

Net Cash Used in Investing Activities

Cash flows related to our investing activities consist primarily of the maturity and purchases of marketable securities, purchases of property and equipment, purchases of intangible assets, capitalization of internal-use software, and net supplier advances related to our Payment Accelerator product.

Net cash used in investing activities was $11.3 million during the year ended December 31, 2024 compared to $51.9 million provided by investing activities during the year ended December 31, 2023, primarily driven by differences in the timing of purchases and maturities in our portfolio of held-to-maturity marketable securities.

Net Cash Used in Financing Activities

Cash flows related to our financing activities consist primarily of changes in restricted buyer fund deposits related to buyer payment transactions, exercise of stock options, principal payments on financing leases, borrowings and repayments of long-term debt, and share repurchases.

Net cash used in financing activities was $440.3 million during the year ended December 31, 2024 compared to $290.8 million provided by financing activities during the year ended December 31, 2023, due primarily to variations in the inflows and outflows from payment service obligations of our customers as well as repayment of debt and share repurchases, both occurring in 2024.

Outstanding Debt and Commitments

Below is a summary of our outstanding debt (in thousands):

	As of December 31,
	2024	2023
Term loan facility	$-	$63,375
Promissory note payable for land acquisitions	9,100	13,900
Total principal due	9,100	77,275
Current portion of term loan and promissory notes	(4,800)	(6,425)
Unamortized portion of debt issuance costs	-	(1,090)
Long-term debt	$4,300	$69,760

The aggregate future maturities of long-term debt totals $9.1 million and is due to be repaid in various amounts between 2025 and 2026. Refer to Note 10 of our Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for additional details about our long-term debt and aggregate future maturities.

Credit Facilities and Financial Debt Covenants

On August 8, 2024, we entered into an agreement to amend and restate our previous credit facility. As a result, we repaid the outstanding amount of the term loan and expanded the borrowing capacity of the revolving line of credit. As of December 31, 2024, the aggregate amount available borrowing capacity under this agreement was $150.0 million, which may be increased, subject to specific conditions, by an additional amount (for all such increases) not to exceed $150.0 million, for a total aggregate amount of $300.0 million.

We were in compliance with our financial covenants as of December 31, 2024. Refer to Note 10 of our Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for additional details about our credit facilities.

Land Promissory Notes

We have promissory notes in connection with land and improvements adjacent to our Charlotte, North Carolina headquarters campus. Refer to Note 10 of our Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for information on our promissory notes.

We are current with all payments under the notes.

Charitable Donation of Common Stock

On June 24, 2021, our board of directors approved the reservation of 1,657,296 shares of our common stock (representing approximately 1% of our issued and outstanding common stock and common stock equivalents as of June 24, 2021) for future issuance to fund our philanthropic endeavors, including possible issuance to a philanthropic partner in connection with the establishment of a donor-advised fund, over a ten-year period. Subject to approval by our board of directors, we make annual donations of 165,729 shares of common stock in connection with the ten-year pledge agreement. Refer to Note 11 of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for additional details about our issuances under the pledge agreement.

Share Repurchases

In August 2024, our board of directors authorized the repurchase of up to $100.0 million of our outstanding shares of common stock ("the Share Repurchase Program"), subject to a $50.0 million cap in any fiscal year. During the year ended December 31, 2024, we repurchased and subsequently retired 5,357,388 shares of common stock for $50.1 million, which included $0.1 million of fees. Refer to Note 11 of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for additional details about our share repurchase program. As of December 31, 2024, $50.0 million remained available for future share repurchases under the Share Repurchase Program.

Payment Obligations

We process payments for our customers. As part of our payment product offering, we have recorded payment service obligations in our Consolidated Balance Sheets of $1,250 million as of December 31, 2024 and an offsetting asset of restricted funds held for customers. This balance is short-term in nature and represents our obligation to pay our customers' suppliers as directed by our customers.

We historically transmitted buyer customer funds using a legacy trust model for processing payments, pursuant to which buyers’ funds were held in trust accounts that are maintained and operated by a trustee pending distribution. After buyers’ funds are deposited in a trust account, we initiate payment through external payment networks whereby the buyers’ funds are distributed from the trust to the appropriate supplier. We are not the trustee or beneficiary of the trusts which hold these buyer deposits, and accordingly, we do not record these assets and offsetting liabilities on our Consolidated Balance Sheets. We have largely transitioned away from the trust model although certain banks that resell our products and services continue to leverage a similar structure. The amount of buyer funds held in all trust-related accounts was $14.6 million and $6.3 million on December 31, 2024 and 2023, respectively.

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

We review goodwill for impairment at least annually or more frequently if events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. We have elected to first assess the qualitative factors to determine whether it is more likely than not that the fair value of our single reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a quantitative assessment. If we determine that it is more-likely-than-not that its fair value is less than its carrying amount, then the fair value of the reporting unit is compared to its carrying value. An impairment charge is recognized for the amount by which the carrying amount exceeds the reporting unit's fair value, not to exceed the total amount of goodwill allocated to that reporting unit. As of December 31, 2024, no impairment of goodwill has been identified.

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

Pursuant to ASC 740, we must consider all available positive and negative evidence regarding the realization of deferred tax assets. ASC 740 provides for four sources of taxable income for realization of deferred tax assets: (i) taxable income in prior carryback years, (ii) reversals of future taxable temporary differences, (iii) tax planning strategies and (iv) projected future taxable income. As of December 31, 2024, we have no taxable income in prior carryback years, limited future reversals of taxable temporary differences and no prudent and feasible tax planning strategies. The recoverability of our deferred tax assets is dependent upon generating future taxable income.
We have maintained a valuation allowance against the deferred tax assets, having determined it was more likely than not that the deferred tax assets would not be realized. The determination of releasing the valuation allowance is made, in part, pursuant to our assessment as to whether it is more likely than not that we will generate sufficient future taxable income to realize the deferred tax assets. Significant judgment is required in making estimates of our ability to generate future taxable income. As of December 31, 2024, our forecasted future taxable income is not sufficient to support the future realization of the deferred tax assets, and our historical operations have produced significant losses.

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

Recent Accounting Pronouncements

See Note 2 of the Notes to Consolidated Financial Statements included elsewhere in this annual report on Form 10-K for recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted as of December 31, 2024.

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our overall investment portfolio is comprised of (i) our operating cash and (ii) buyer funds. Our operating cash includes cash received from revenues generated, the sale of common and preferred stock and borrowings. Buyer funds are funds that have been collected from buyers, but not yet remitted to the applicable supplier. The funds are held in either Company-owned accounts, which are subject to applicable state money transmitter laws, or in trust accounts. We are entitled to any interest earned on the investment of all buyer funds held in Company-owned accounts.

Our operating cash may be invested in accordance with our cash investment policy. Under that policy, we invest with the objective of preserving capital while optimizing yield. Permissible investments include United States Treasury instruments, United States Government Agency securities, Government-Sponsored Enterprise securities, certificates of deposit, commercial paper, investment grade corporate bonds, and money market funds. As of December 31, 2024, we held marketable securities with an amortized cost basis of $33.7 million and money market funds with an aggregate value of $72.7 million. The remaining amount operating cash was held in interest-bearing deposit accounts.

Assets consisting of our buyer funds are invested with safety of principal, liquidity, and diversification as the primary objectives. Consistent with those objectives, we also seek to maximize interest income and to minimize the volatility of interest income with emphasis on liquidity. Pursuant to our investment policy and subject to applicable law, buyer funds may be invested in United States Treasury securities, United States Government Agency securities, Government-Sponsored Enterprise securities, or other cash equivalents, including certificates of deposit and time deposits. As of December 31, 2024, all buyer funds, other than those held in trust accounts, have been invested in interest-bearing demand deposit accounts.

We are exposed to interest-rate risk relating to our investment portfolio, which consists principally of interest-bearing demand deposit accounts as well as investments made in accordance with our cash investment policy. We recognize interest earned from buyer funds assets as revenue. We generally do not pay interest to buyers. Factors that influence the rate of interest we earn include the short-term market interest rate environment and the weighting of balances by security type. The annualized interest rate earned on our investment of operating cash and funds held for buyers increased to 4.88% during the fiscal year 2024 from 4.39% during the fiscal year 2023.

Based on current investment practices, an increase in the Federal Funds interest rate of 100 basis points would have changed our interest income during the fiscal year 2024 from our investment of operating cash by approximately $3.5 million and our interest on buyer funds assets by approximately $11.2 million based upon the average balances for the fiscal year 2024 of $438.6 million in operating cash investments and $1,036.1 million in buyer funds investments, respectively. In addition to interest rate risks, we also have exposure to risks associated with changes in laws and regulations that may affect buyer fund balances. For example, a change in regulations that restricts the permissible investment alternatives for buyer funds may reduce our interest earned revenue.

Credit Risk

We may be exposed to credit risk in connection with our investments. Cash deposits may at times exceed Federal Deposit Insurance Company, or FDIC, limits. We limit credit risk by diversifying our portfolio, including a requirement that no more than 5% of invested funds may be held in the issues of a single corporation. Additionally, the minimum credit quality of any investment shall be not less than an ‘(A-) or (A3)’ rating equivalent from any single rating services based on ratings by any of Standard and Poor’s Ratings Services, Moody’s Investors Service, or Fitch Investor Services. The maximum maturity of any security in the portfolio shall not exceed 36 months. The weighted average maturity of the portfolio shall not exceed 12 months. In addition, maximum maturities of individual securities are further limited by the security type and cash segment of the investment. We are also exposed to credit risk related to the timing of payments made from buyer funds collected. We typically remit buyer funds to our buyers’ suppliers in advance of having good or confirmed funds collected from our buyers. Our buyers generally have three days to dispute transactions and if we remit funds in advance of receiving confirmation that no dispute was initiated by our buyer, then we could suffer a credit loss. We mitigate this credit exposure by leveraging our data assets to make credit underwriting decisions about whether to accelerate disbursements, managing exposure limits, and implementing various controls in our operating systems.

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

Concentration Risk

A substantial portion of our revenue is derived from interchange fees earned on payment transactions. We utilize service providers to process these transactions. For the year ended December 31, 2024, revenue from two service providers individually represented more than 10% of total revenues. Refer to Note 2 of our Notes to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for additional information regarding this concentration.

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

We are also exposed to concentration risk associated with buyer funds that we hold in Company-owned accounts, which are subject to applicable state money transmitter laws, and in trust accounts. As of December 31, 2024, all buyer funds, other than those held in trust accounts, have been invested in interest-bearing demand deposit accounts. The majority of these demand accounts are maintained at one institution which is a full-service, FDIC-insured national bank supervised by the Office of the Comptroller of the Currency and is a subsidiary of a bank holding company subject to regulation, supervision, and examination by the Federal Reserve. As indicated above, while we do not currently maintain private insurance to mitigate this risk, we seek to mitigate this risk by monitoring financial institutions that we conduct business with and endeavoring to maintain our cash balances at large well-capitalized financial institutions.

Inflation Risk

Inflationary factors, such as increases in the costs of doing business and the negative effects on the United States economy, may adversely affect our operating results. On the other hand, our revenue may be positively impacted by inflation and the interest we earn on funds held for buyers may increase. While overall inflationary trends were more favorable in 2024 than in 2023, the long-term impact of inflation and a changing interest rate environment on our business and on our buyers and suppliers in future periods remains highly uncertain, as does the Federal Reserve's response to these conditions.

ITEM 8. Financial Statements and Supplementary Data.

The information required by this Item is set forth in the Consolidated Financial Statements and Notes thereto beginning at page F-1 of this Report.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

None.

ITEM 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures. Based on that evaluation, our CEO and CFO concluded that, as of December 31, 2024, our disclosure controls and procedures were effective at a reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Management, with the participation of our CEO and CFO, has assessed the effectiveness of our internal control over financial reporting as of December 31, 2024 based on the criteria described in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management has concluded that our internal control over financial reporting as of December 31, 2024 was effective.

Report of Independent Registered Public Accounting Firm

The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report set forth in the F pages after Item 16 and the signatures of this Annual Report.

Limitations on Controls

Our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives as specified above. Our management does not expect, however, that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter ended December 31, 2024, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. Other Information.

None.

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III.

ITEM 10. Directors, Executive Officers, and Corporate Governance

Insider Trading Policy

We have adopted an insider trading policy that governs the purchase, sale, and/or other dispositions of our securities by all of our employees (including full time and part time employees, outside directors, officers, and consultants) that is reasonably designed to promote compliance with insider trading laws, rules, and regulations, and the listing requirements of Nasdaq. A copy of our insider trading policy is filed as an Exhibit 19.1 to this Annual Report on Form 10-K.

The other information required by this Item will be set forth in, and is incorporated by reference to, the 2025 Proxy Statement to be filed with the SEC within 120 days after December 31, 2024.

ITEM 11. Executive Compensation

The information required by this Item will be set forth in, and is incorporated by reference to, the 2025 Proxy Statement to be filed with the SEC within 120 days after December 31, 2024.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item will be set forth in, and is incorporated by reference to, the 2025 Proxy Statement to be filed with the SEC within 120 days after December 31, 2024.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item will be set forth in, and is incorporated by reference to, the 2025 Proxy Statement to be filed with the SEC within 120 days after December 31, 2024.

ITEM 14. Principal Accountant Fees and Services

The information required by this Item will be set forth in, and is incorporated by reference to, the 2025 Proxy Statement to be filed with the SEC within 120 days after December 31, 2024.

PART IV.

ITEM 15. Exhibits, Financial Statement Schedules.

(a) The following documents are filed as part of this Annual Report on Form 10-K:

(1) Financial Statements.

See Index to the Financial Statements found on page F-1:

(2) Financial Statement Schedules.

Not Applicable

(3) Exhibits.

The documents set forth below are filed herewith or incorporated herein by reference to the location indicated.

		Incorporated by Reference (Unless Otherwise Indicated)
Exhibit Number	Description	Form	File	Exhibit	Filing Date

2.1	Agreement and Plan of Merger, dated as of March 4, 2021, by and among AvidXchange Holdings, Inc., AvidXchange Holdings Merger Sub, Inc., and AvidXchange, Inc.	S-1	333-259632	2.1	September 17, 2021
3.1	Restated Certificate of Incorporation of AvidXchange Holdings, Inc.	8-K	001-40898	3.1	October 15, 2021
3.2	Second Amended and Restated Bylaws of AvidXchange Holdings, Inc.	8-K	001-40898	3.1	September 15, 2022
4.1	Form of Common Stock Certificate	S-1/A	333-259632	4.1	October 1, 2021
4.2	Eighth Amended and Restated Investor Rights Agreement, dated July 9, 2021, by and among AvidXchange Holdings, Inc. and certain holders identified therein	S-1	333-259632	10.1	September 17, 2021
10.1†	Employment Agreement, entered into as of August 26, 2021, by and between AvidXchange, Inc. and Michael Praeger	S-1	333-259632	10.5	September 17, 2021
10.2†	Employment Agreement, entered into as of August 26, 2021, by and between AvidXchange, Inc. and Joel Wilhite	S-1	333-259632	10.6	September 17, 2021
10.3†	Employment Agreement, entered into as of August 26, 2021, by and between AvidXchange, Inc. and Dan Drees	S-1	333-259632	10.7	September 17, 2021
10.4†	Employment Agreement, entered into as of August 26, 2021, by and between AvidXchange, Inc. and Ryan M. Stahl	S-1	333-259632	10.8	September 17, 2021
10.5†	Employment Agreement, entered into as of August 26, 2021, by and between AvidXchange, Inc. and Todd Cunningham	S-1	333-259632	10.9	September 17, 2021
10.6†	Employment Agreement, entered into as of August 26, 2021, by and between AvidXchange, Inc. and Angelic Gibson	S-1	333-259632	10.10	September 17, 2021
10.7†	Form of Indemnification Agreement entered into by and between AvidXchange Holdings, Inc. and each director and executive officer	S-1/A	333-259632	10.2	October 1, 2021
10.8†	AvidXchange, Inc. Nonqualified Deferred Compensation Plan, as amended and restated effective as of January 1, 2019	S-1	333-259632	10.4	September 17, 2021
10.9†	AvidXchange, Inc. 2010 Stock Option Plan, as amended, and forms of award agreements thereunder	S-1	333-259632	10.11	September 17, 2021
10.10†	AvidXchange, Inc. 2017 Amendment and Restatement of the 2010 Option Plan, as amended, and forms of award agreements thereunder	S-1	333-259632	10.12	September 17, 2021
10.11†	AvidXchange, Inc. Equity Incentive Plan, as amended, and forms of award agreements thereunder	S-1	333-259632	10.13	September 17, 2021
10.12†	AvidXchange Holdings, Inc. 2021 Long-Term Incentive Award Plan and forms of award agreements thereunder	S-1/A	333-259632	10.14	October 1, 2021

10.13†	AvidXchange Holdings, Inc. 2021 Employee Stock Purchase Plan	S-1/A	333-259632	10.15	October 1, 2021
10.14	Amended and Restated Credit and Security Agreement, dated as of August 8, 2024, among AvidXchange, Inc., AFV Commerce, Inc., the Lenders named therein, KeyBank National Association, as Administrative Agent and Issuing Lender, and KeyBanc Capital Markets Inc., JPMorgan Chase Bank, N.A., and MUFG Bank, Ltd., as Joint Lead Arrangers and Joint Booker Runners.	8-K	001-40898	10.1	August 9, 2024
10.18#	Comdata MasterCard Corporate Virtual Card Agreement, dated December 23, 2020, by and among AvidXchange, Inc. and Comdata Inc.	S-1	333-259632	10.21	September 17, 2021
10.19#	Amended and Restated Engagement Letter, dated February 19, 2021, AvidXchange, Inc. and Financial Technology Partners LP and FTP Securities LLC	S-1	333-259632	10.22	September 17, 2021
10.20	Lease Agreement, dated October 27, 2015, between Lex Charlotte AXC L.P. and AvidXchange, Inc.	S-1/A	333-259632	10.3	October 1, 2021
19.1	AvidXchange Holdings, Inc. Insider Trading Policy	__	__	__	Filed herewith
21.1	Subsidiaries of AvidXchange Holdings, Inc.	__	__	__	Filed herewith
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.	__	__	__	Filed herewith
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	__	__	__	Filed herewith
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	__	__	__	Filed herewith
32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	__	__	__	Furnished herewith
97.1	AvidXchange Holdings, Inc. Policy for Recovery of Erroneously Awarded Compensation	10-Q	001-40898	99.1	November 9, 2023
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.	__	__	__	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Document	__	__	__	Filed herewith
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	__	__	__	Filed herewith

† Consists of a management contract or compensatory plan or arrangement.

# Portions of this exhibit (indicated by asterisks) have been redacted in compliance with Regulation S-K Item 601(b)(10)(iv).

ITEM 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AvidXchange Holdings, Inc.

Date: February 28, 2025	By:	/s/ Joel Wilhite
Joel Wilhite
Chief Financial Officer (Authorized Signatory and Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Michael Praeger	Chief Executive Officer and Chairman of the Board	February 28, 2025
Michael Praeger	of Directors (Principal Executive Officer)

/s/ Joel Wilhite	Chief Financial Officer (Principal Financial and	February 28, 2025
Joel Wilhite	Accounting Officer)

/s/ Lance Drummond	Director	February 28, 2025
Lance Drummond

/s/ Oni Chukwu	Director	February 28, 2025
Oni Chukwu

/s/ James Hausman	Director	February 28, 2025
James Hausman

/s/ Teresa Mackintosh	Director	February 28, 2025
Teresa Mackintosh

/s/ James Michael McGuire	Director	February 28, 2025
James Michael McGuire

/s/ Arthur J. Rubado	Director	February 28, 2025
Arthur J. Rubado

/s/ Asif Ramji	Director	February 28, 2025
Asif Ramji

/s/ Sonali Sambhus	Director	February 28, 2025
Sonali Sambhus

AvidXchange Holdings, Inc.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of AvidXchange Holdings, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of AvidXchange Holdings, Inc. and its subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations, of changes in stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework(2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements . Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

Restricted Funds Held for Customers and Payment Service Obligations

As described in Note 2 to the consolidated financial statements, restricted funds held for customers and the corresponding liability of payment service obligations, which totaled $1,250.3 million as of December 31, 2024, represent funds that are collected from customers for payments to their suppliers. The Company determines restricted funds held for customers and the corresponding payment services obligations balances by reconciling cash held by financial institutions and corresponding payments in transit at the end of each period. The balance of these obligations may fluctuate from period to period depending on the timing of the period end and the timing of when outstanding payments clear with financial institutions. The Company has obtained a money transmitter license in all states which require licensure. This model enables AvidXchange to provide commercial payment services to businesses through its “for the benefit of customer” (“FBO”) bank accounts that are restricted for such purposes. The restricted funds held for customers are restricted for the purpose of satisfying the customer’s supplier obligations and are not available for general business use by the Company. The Company maintains these funds in liquid cash accounts and contractually earns interest on these funds held for customers. These funds are recognized as a restricted cash asset and a corresponding liability is recorded for payments due to their suppliers on the Company’s consolidated balance sheets. Additionally, although the Company has largely phased out the model, it historically transmitted buyer customer funds using a legacy model pursuant to which buyer customer funds are held in trust accounts that are maintained and operated by a trustee pending distribution to suppliers in accordance with instructions provided through the Company’s platform. The Company is not the trustee or beneficiary of the trusts which hold these customer deposits; accordingly, the Company does not record these assets and offsetting liabilities on its consolidated balance sheets. The Company contractually earns interest on funds held for certain buyers. The amount of Company and bank customer funds held in all trust-related accounts was approximately $14.6 million as of December 31, 2024.

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

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to restricted funds held for customers and the corresponding liability of payment service obligations, specifically controls related to the matching of cleared payments and the reconciliation of outstanding payments. These procedures also included, among others (i) confirming the existence and accuracy of cash balances for all FBO and trust-related bank accounts and (ii) for the restricted funds held for customers and payment service obligations reconciliation as of December 31, 2024, (a) testing the mathematical accuracy; (b) testing the completeness and accuracy of the reconciling items, including outstanding payments; and (c) agreeing the balance per the reconciliation to the amounts recorded and disclosed in the financial statements.

/s/ PricewaterhouseCoopers LLP

Charlotte, North Carolina

February 28, 2025

We have served as the Company’s auditor since 2017.

AvidXchange Holdings, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	As of December 31,
	2024	2023
Assets
Current assets
Cash and cash equivalents	$355,637	$406,974
Restricted funds held for customers	1,250,346	1,578,656
Marketable securities	33,663	44,645
Accounts receivable, net of allowances of $4,279 and $4,231, respectively	51,671	46,689
Supplier advances receivable, net of allowances of $1,644 and $1,333, respectively	14,080	9,744
Prepaid expenses and other current assets	15,317	12,070
Total current assets	1,720,714	2,098,778
Property and equipment, net	97,592	100,985
Operating lease right-of-use assets	-	1,628
Deferred customer origination costs, net	28,119	27,663
Goodwill	165,921	165,921
Intangible assets, net	71,068	84,805
Other noncurrent assets and deposits	6,297	3,957
Total assets	$2,089,711	$2,483,737
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$15,494	$16,777
Accrued expenses	46,849	56,367
Payment service obligations	1,250,346	1,578,656
Deferred revenue	13,967	12,851
Current maturities of lease obligations under finance leases	103	275
Current maturities of lease obligations under operating leases	1,207	1,525
Current maturities of long-term debt	4,800	6,425
Total current liabilities	1,332,766	1,672,876
Long-term liabilities
Deferred revenue, less current portion	11,856	14,742
Obligations under finance leases, less current maturities	63,025	62,464
Obligations under operating leases, less current maturities	1,969	3,275
Long-term debt	4,300	69,760
Other long-term liabilities	3,962	4,175
Total liabilities	1,417,878	1,827,292
Commitments and contingencies
Stockholders' equity
Preferred stock, $0.001 par value; 50,000,000 shares authorized, no shares issued and outstanding as of December 31, 2024 and 2023	-	-
Common stock, $0.001 par value; 1,600,000,000 shares authorized as of December 31, 2024 and 2023; 204,335,860 and 204,084,024 shares issued and outstanding as of December 31, 2024 and 2023, respectively	204	204
Additional paid-in capital	1,685,644	1,678,401
Accumulated deficit	(1,014,015)	(1,022,160)
Total stockholders' equity	671,833	656,445
Total liabilities and stockholders' equity	$2,089,711	$2,483,737

The accompanying notes are an integral part of these Consolidated Financial Statements.

AvidXchange Holdings, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share data)

	Year Ended December 31,
	2024	2023	2022
Revenues	$438,940	$380,720	$316,350
Cost of revenues (exclusive of depreciation and amortization expense)	121,781	121,307	117,864
Operating expenses
Sales and marketing	82,529	77,523	77,733
Research and development	101,110	97,555	83,905
General and administrative	99,526	101,924	91,384
Impairment and write-off of intangible assets	286	-	-
Depreciation and amortization	36,284	35,912	32,842
Total operating expenses	319,735	312,914	285,864
Loss from operations	(2,576)	(53,501)	(87,378)
Other income (expense)
Interest income	22,973	20,890	7,164
Interest expense	(11,331)	(13,519)	(20,749)
Other income (expense)	11,642	7,371	(13,585)
Income (loss) before income taxes	9,066	(46,130)	(100,963)
Income tax expense	921	1,195	321
Net income (loss)	$8,145	$(47,325)	$(101,284)
Net income (loss) per share attributable to common stockholders:
Basic	$0.04	$(0.23)	$(0.51)
Diluted	$0.04	$(0.23)	$(0.51)
Weighted average number of common shares used to compute net income (loss) per share attributable to common stockholders:
Basic	206,096,505	201,887,669	198,045,805
Diluted	209,158,393	201,887,669	198,045,805

The accompanying notes are an integral part of these Consolidated Financial Statements.

AvidXchange Holdings, Inc.

Consolidated Statements of Changes in Stockholders' Equity

(in thousands, except share and per share data)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity

	Shares	Amount
Balances at December 31, 2021	196,804,844	$197	$1,594,780	$(871,922)	$723,055
Cumulative effect adjustment from adoption of new accounting standard for current estimated credit losses	-	-	-	(1,000)	(1,000)
Cumulative effect adjustment from adoption of new accounting standard related to stock-based compensation	-	-	629	(629)	-
Exercise of stock options	411,564	-	1,448	-	1,448
Issuance of common stock upon vesting of restricted stock units, net of shares surrendered for taxes	1,808,288	2	(2)	-	-
Issuance of common stock for settlement of contingent consideration	20,564	-	344	-	344
Issuance of common stock under Employee Stock Purchase Plan, or ESPP	223,009	-	1,570	-	1,570
Stock-based compensation expense	-	-	31,011	-	31,011
Stock-based compensation expense for ESPP	-	-	827	-	827
Value of donated common stock	165,729	-	1,473	-	1,473
Net loss	-	-	-	(101,284)	(101,284)
Balances at December 31, 2022	199,433,998	$199	$1,632,080	$(974,835)	$657,444
Exercise of stock options	350,081	-	1,570	-	1,570
Issuance of common stock upon vesting of restricted stock units	3,768,068	4	(4)	-	-
Issuance of common stock under ESPP	366,148	1	2,232	-	2,233
Stock-based compensation expense	-	-	40,024	-	40,024
Stock-based compensation expense for ESPP	-	-	832	-	832
Value of donated common stock	165,729	-	1,667	-	1,667
Net loss	-	-	-	(47,325)	(47,325)
Balances at December 31, 2023	204,084,024	$204	$1,678,401	$(1,022,160)	$656,445
Exercise of stock options	865,248	1	5,684	-	5,685
Issuance of common stock upon vesting of restricted stock units	4,223,352	4	(4)	-	-
Issuance of common stock under ESPP	354,895	-	2,562	-	2,562
Repurchase and retirement of common stock	(5,357,388)	(5)	(50,102)	-	(50,107)
Stock-based compensation expense	-	-	46,376	-	46,376
Stock-based compensation expense for ESPP	-	-	859	-	859
Value of donated common stock	165,729	-	1,868	-	1,868
Net income	-	-	-	8,145	8,145
Balances at December 31, 2024	204,335,860	$204	$1,685,644	$(1,014,015)	$671,833

The accompanying notes are an integral part of these Consolidated Financial Statements.

AvidXchange Holdings, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities
Net income (loss)	$8,145	$(47,325)	$(101,284)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization expense	36,284	35,912	32,842
Amortization of deferred financing costs	405	431	1,357
Debt extinguishment costs	1,081	-	1,579
Provision for doubtful accounts	3,508	2,957	4,989
Stock-based compensation	47,235	40,856	31,838
Accrued interest	629	728	815
Impairment and write-off on intangible and right-of-use assets	286	-	2,777
Loss on fixed asset disposal	159	-	36
Loss on ROU asset abandonment	897	-	-
Accretion of investments held to maturity	(4,062)	(5,326)	(2,108)
Value of donated common stock	1,868	1,667	1,473
Deferred income taxes	187	721	216
Changes in operating assets and liabilities
Accounts receivable	(6,067)	(8,289)	(10,289)
Prepaid expenses and other current assets	(3,247)	491	(2,324)
Other noncurrent assets	(1,208)	1,605	(707)
Deferred customer origination costs	(456)	621	(8)
Accounts payable	(1,286)	2,862	(3,385)
Deferred revenue	(1,771)	(1,956)	(330)
Accrued expenses and other liabilities	(9,761)	(16,981)	14,036
Operating lease liabilities	(892)	(523)	(224)
Total adjustments	63,789	55,776	72,583
Net cash provided by (used in) operating activities	71,934	8,451	(28,701)
Cash flows from investing activities
Purchases of marketable securities held to maturity	(120,223)	(273,995)	(385,022)
Proceeds from maturity of marketable securities held to maturity	135,268	345,661	276,144
Purchases of equipment	(2,063)	(2,254)	(3,149)
Purchases of real estate	-	-	(767)
Purchases of intangible assets	(17,532)	(16,050)	(24,655)
Supplier advances, net	(6,760)	(1,416)	(2,899)
Net cash (used in) provided by investing activities	(11,310)	51,946	(140,348)
Cash flows from financing activities
Proceeds from the issuance of long-term debt	-	-	67,367
Repayments of long-term debt	(68,175)	(1,625)	(106,390)
Principal payments on land promissory note	-	(4,800)	(4,800)
Principal payments on finance leases	(298)	(521)	(844)
Proceeds from issuance of common stock	5,685	1,570	1,448
Proceeds from issuance of shares under ESPP	2,563	2,233	1,570
Payment of debt issuance costs	(1,529)	(743)	(1,212)
Repurchases of common stock	(50,107)	-	-
Payment of acquisition-related liability	(100)	(100)	(344)
Payment service obligations	(328,310)	294,832	41,478
Net cash (used in) provided by financing activities	(440,271)	290,846	(1,727)
Net (decrease) increase in cash, cash equivalents, and restricted funds held for customers	(379,647)	351,243	(170,776)
Cash, cash equivalents, and restricted funds held for customers
Cash, cash equivalents, and restricted funds held for customers, beginning of year	1,985,630	1,634,387	1,805,163
Cash, cash equivalents, and restricted funds held for customers, end of year	$1,605,983	$1,985,630	$1,634,387

AvidXchange, Inc.

Consolidated Statements of Cash Flows (continued)

(in thousands)

	Year Ended December 31,
	2024	2023	2022
Supplementary information of noncash investing and financing activities
Property and equipment and intangible asset purchases in accounts payable and accrued expenses	$4	$675	$400
Right-of-use assets obtained in exchange for new finance lease obligations	-	81	712
Right-of-use assets obtained in exchange for new operating lease obligations	-	362	2,831
Common stock issued as contingent consideration	-	-	344
Interest paid on notes payable	4,360	6,510	12,880
Interest paid on finance leases	5,941	5,857	5,774
Cash paid for income taxes	1,046	304	125

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

The Company markets its solutions to buyers through both a direct salesforce and indirectly through strategic channel partnerships with banks and financial institutions as well as software and technology business partners. AvidXchange attracts buyer customers to the AvidPay Network through establishing a simple, easy-to-use network that helps integrate various buyers through a standard invoice and pay network. Supplier customers are selected to join the AvidPay Network by their buyer clients. The Company retains these supplier customers by helping them manage supplier payment preferences, forecast future cash flows, and for certain qualifying suppliers, accelerate invoices for early payment.

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

In January 2022, AvidXchange purchased a customer list and a non-compete agreement from PayClearly, a company in the media payments business. See Note 8 "Intangible Assets and Goodwill" for information regarding intangible assets.

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

Segments

The Company operates and manages its business as one reportable segment, which is the same as the operating segment as defined under FASB Accounting Standards Codification ("ASC") Topic 280, Segment Reporting. The segment's business operations, policies, and financial statements are fully aligned with those of the consolidated company that are included within the Consolidated Financial Statements. The Company’s Chief Executive Officer, who is the chief operating decision maker, reviews financial information on a consolidated basis for purposes of making decisions regarding allocating resources and assessing performance. All tangible assets are held in the United States and all revenue is generated in the United States. Refer to “Concentrations” below and Note 3 "Revenue from Contracts with Customers" for additional entity-wide disclosures. There are no additional significant revenue or expense categories reviewed by the Company's Chief Executive Officer other than those already presented on the Company's Consolidated Statements of Operations. No additional reconciliations are necessary because all significant expense and revenue data aligns with the Consolidated Financial Statements.

Restructuring costs

During the fourth quarter of 2023, the Company initiated a restructuring plan to generate cost savings and improve effectiveness of the organization which resulted in a reduction in the Company’s workforce within the United States. The plan was implemented in the fourth quarter of 2023 and completed in the second quarter of 2024. The Company recorded restructuring costs of $1,157 and $1,880 during the years ended December 31, 2024 and 2023, respectively, from one-time severance charges in connection with this plan.

On September 21, 2022, the Company initiated a restructuring plan to generate cost savings and improve effectiveness of the organization which resulted in a reduction in the Company’s workforce within the United States. The plan was implemented and completed in the second half of 2022. The Company recorded restructuring costs of $1,526 in the second half of 2022 from one-time severance charges.

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

Revenue Recognition

Refer to Note 3 "Revenue from Contracts with Customers" for information related to the Company’s revenue recognition.

Concentrations

Significant Services

A substantial portion of the Company’s revenue is derived from interchange fees earned on payment transactions processed as virtual commercial cards (“VCC”). The Company utilizes service providers to process these transactions. Revenue from one service provider represented 25%, 15%, and 24% of total revenue for the years ended December 31, 2024, 2023, and 2022, respectively. Accounts receivable from this service provider represented 46% and 12% of accounts receivable, net as of December 31, 2024 and 2023, respectively. Revenue from a second provider represented 21%, 30%, and 29% of total revenue for the years ended December 31, 2024, 2023, and 2022, respectively. Accounts receivable from this second service provider represented 3% and 38% of accounts receivable, net as of December 31, 2024 and 2023, respectively.

AvidXchange Holdings, Inc.

Notes to the Consolidated Financial Statements

(in thousands, except share and per share data)

Future regulation or changes by the card brand payment networks could have a substantial impact on interchange rates and the Company’s revenue from VCC transactions. If interchange rates decline, whether due to actions by the card brand payment networks or future regulation, or if merchant/suppliers elect to receive payments that result in lower or no interchange revenue such as check, or apply fees in consideration of accepting electronic forms of payment, the Company’s total operating revenues, operating results, prospects for future growth and overall business could be materially affected. The Company's revenue from VCC transactions is also impacted by fees charged by service providers to process our VCC transactions.

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

The Company historically transmitted buyer customer funds using a legacy model, pursuant to which buyer customer funds are held in trust accounts that are maintained and operated by a trustee pending distribution to suppliers in accordance with instructions provided through the Company's platform. The Company is not the trustee or beneficiary of the trusts which hold these buyer deposits; accordingly, the Company does not record these assets and offsetting liabilities on its Consolidated Balance Sheets. The Company has largely phased out this model, although certain banks that resell our products and services continue to leverage a similar structure. The Company contractually earns interest on funds held for certain buyers. The amount of Company and bank customer funds held in trust-related accounts was approximately $14,618 and $6,269 as of December 31, 2024 and 2023, respectively.

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

Marketable Securities

Marketable securities consist of short-term investments in corporate bonds, commercial paper, certificates of deposit, United States Treasury and agency bonds, and Government-Sponsored Enterprise securities. To reflect its intention, the Company classifies its marketable securities as held-to-maturity at the time of purchase. As a result, the marketable securities are recorded at amortized cost and any gains or losses realized upon maturity are reported in other income (expense) in the Consolidated Statements of Operations.

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

Supplier advances receivable represent amounts that have been advanced as part of the Payment Accelerator product but have not been collected. Advances are collected from the buyer customer once the buyer initiates the transfer of funds for the invoice that was previously advanced. If the buyer does not transfer the funds as expected, the Company is exposed to losses. The Company’s experience with such delinquencies by buyer customers has been immaterial. Supplier advances receivable are stated net of expected credit losses. The Company estimates expected credit losses related to supplier advances receivable balances based on a review of available and relevant information including current economic conditions, projected economic conditions, historical loss experience, account aging, and other factors that could affect collectability. Expected credit losses are determined individually or collectively depending on whether the accounts receivable balances share similar risk characteristics. The allowance for credit losses for supplier advances is assessed at period end and the measurement of the allowance is included as a component of cost of revenues in the Company’s Consolidated Statements of Operations. Supplier advances receivable balances are charged against the allowance when the Company determines it is probable the receivable will not be recovered after collection efforts and legal actions have been exhausted. The Company classifies the fees charged to supplier customers as cash flows from operating activities with the remaining accelerated advancements and recoupments classified as cash flows from investing activities on a net basis within the Consolidated Statements of Cash Flows.

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

Net Income (Loss) per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is computed using the weighted average number of common shares outstanding during the period and, if dilutive, the weighted average number of potential shares of common stock. Net income (loss) per share attributable to common stockholders is calculated using the two-class method, which is an earnings allocation formula that determines net income (loss) per share for the holders of the Company’s common shares and participating securities, if any. Net income (loss) attributable to common stockholders and participating preferred shares are allocated to each share on an as-converted basis as if all of the earnings for the period had been distributed. If the participating securities do not include a contractual obligation to share in losses of the Company, then they are not included in the calculation of net income (loss) per share in the periods in which a net income (loss) is recorded.

Diluted net income (loss) per share is computed using the more dilutive of (a) the two-class method or (b) the if-converted method. The Company allocates earnings first to preferred stockholders based on dividend rights and then to common and preferred stockholders based on ownership interests. The weighted average number of common shares included in the computation of diluted net income (loss) gives effect to all potentially dilutive common equivalent shares, including outstanding stock options and convertible preferred stock. Common stock equivalent shares are excluded from the computation of diluted net income (loss) per share if their effect is antidilutive. In periods in which the Company reports a net loss attributable to common stockholders, diluted net loss per share attributable to common stockholders is generally the same as basic net loss per share attributable to common stockholders since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive.

Advertising Costs

Advertising and marketing costs are included in operating expenses and are expensed as incurred. The Company incurred advertising and marketing costs of approximately $8,672, $8,606 and $8,310 for the years ended December 31, 2024, 2023, and 2022, respectively.

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

The Company recognizes all material tax positions, including uncertain tax positions, when it is more-likely-than-not that the position will be sustained based on its technical merits and if challenged by the relevant tax authorities. All tax years since 2021 are open for potential examination by taxing authorities as of December 31, 2024. However, tax authorities may have the right to examine prior periods where net operating losses or tax credits were generated and carried forward. The tax authorities may make adjustments up to the amount of the net operating loss or credit carryforward. The Company’s policy is to record interest and penalties related to uncertain tax positions in income tax expense.

Retirement Plan

The Company has a 401(k) defined contribution plan. Under the plan, each employee meeting the minimum age requirement and with at least one month of service is eligible to participate. Benefits vest immediately. The Company matching contribution is 100 percent of the first 3 percent and 50 percent of the next 2 percent of compensation that a participant contributes to the plan. The Company made contributions of $5,180, $5,025 and $4,817 to the plan, net of forfeitures, for eligible and participating employees for the years ended December 31, 2024, 2023, and 2022, respectively. Contributions are subject to certain IRS limitations.

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

The Company has recorded these assets and liabilities at their fair value. In association with this plan, $2,756 and $1,866 were included in other noncurrent assets and $2,393 and $2,398 were included in noncurrent liabilities as of December 31, 2024 and 2023, respectively, on the Company's Consolidated Balance Sheets.

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which introduces additional disclosure requirements for operating segments in both annual and interim Consolidated Financial Statements. This update is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The adoption of this guidance on January 1, 2024 did not have an impact on the Company's Consolidated Financial Statements.

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

Software Revenue

Software revenue is tailored specifically to the Company’s buyer customers and include AvidInvoice, AvidPay, AvidUtility, AvidBill, Avid for NetSuite, Strongroom Payables Lockbox, ASCEND and TimberScan. These various offerings address the specific needs of buyers and together they comprise the Company’s suite of cloud-based solutions designed to manage invoices and automate the AP function. Revenues are derived from mostly long-term contracts with middle-market customers. The vast majority of the revenues are comprised of 1) fees calculated based on number of invoice and payment transactions processed, 2) recurring maintenance or subscription fees, or 3) some combination thereof. Fees for the Company’s services are typically billed and paid on a monthly basis. The Company’s core performance obligation is to stand ready to provide holistic AP management services and process as many invoices and/or payments as the buyer customer requests on a daily basis over the contact term. The unspecified quantity of the service meets the criteria for variable consideration, where the variability is resolved daily as the services are performed. Accordingly, the promise to stand ready is accounted for as a single-series performance obligation and revenue is recognized based on the services performed each day.

Included in software revenue is software maintenance and subscription fee revenue, which is recognized ratably over the term of the applicable service period, generally 12 months for Avid for NetSuite and TimberScan customers, and generally 60 months for ASCEND customers.

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

Product offerings which address the needs of AvidXchange’s fast-growing network of suppliers currently include AvidPay Direct (“APD”) and Payment Accelerator. The APD service eliminates paper checks and provides suppliers with the opportunity to

AvidXchange Holdings, Inc.

Notes to the Consolidated Financial Statements

(in thousands, except share and per share data)

receive electronic payments with enhanced remittance data. Payment Accelerator is an open-end credit program that offers certain qualifying suppliers the opportunity to better manage cash flows and receive payments by enabling these suppliers to receive advance payment on eligible invoices. Revenues are generated on a per transaction basis for each payment that is advanced and/or processed using APD. The per transaction fee includes both a fixed and a variable component based on the spend per payment. There are currently no other monthly, annual, or start up fees associated with the supplier contract. Given that the underlying fees are based on unknown services to be performed over the contract term, the total consideration is determined to be variable. The variable consideration is usage-based and therefore, it specifically relates to the Company’s efforts to satisfy its obligation to the supplier. The variability is satisfied each time a service is provided to the supplier and the variable fees are recognized at the time of service.

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

Disaggregation of Revenue

The table below presents the Company’s revenues disaggregated by type of services performed.

	Year ended December 31,
	2024	2023	2022
Software revenue	$121,181	$112,184	$99,541
Payment revenue	313,456	265,112	213,842
Services revenue	4,303	3,424	2,967
Total revenues	$438,940	$380,720	$316,350

Payment revenue includes $49,703, $40,603, and $10,992 of interest income for the years ended December 31, 2024, 2023, and 2022, respectively, which do not represent revenues recognized in the scope of FASB ASC Topic 606, Revenue from contracts with customers, or ASC 606.

Contract Assets and Liabilities

The Company’s rights to payments are not conditional on any factors other than the passage of time, and as such, AvidXchange does not have any contract assets. Contract liabilities consist primarily of advance cash receipts for services (deferred revenue) and are recognized as revenue when the services are provided.

The table below presents information on accounts receivable and contract liabilities.

	As of December 31,
	2024	2023
Trade accounts receivable, net	$19,989	$16,261
Payment processing receivable, net	31,682	30,428
Accounts receivable, net	$51,671	$46,689
Contract liabilities	$25,823	$27,593

Significant changes in the contract liabilities balance are as follows:

	Year Ended December 31,
	2024	2023
Revenue recognized included in beginning of period balance	$(10,347)	$(9,729)
Cash received, excluding amounts recognized as revenue during the period	8,577	7,772

AvidXchange Holdings, Inc.

Notes to the Consolidated Financial Statements

(in thousands, except share and per share data)

The table below presents a summary of changes in the Company’s allowance for credit losses:

	Accounts Receivable
	Allowance for Credit Losses	Allowance for Returns	Supplier Advances Receivable Allowance
Allowance for credit losses, December 31, 2021	$442	$1,841	$1,105
Adjustment to allowance on adoption of ASU 2016-13	400	-	600
Amounts charged to contra revenue, cost of revenues and expenses	837	93	2,550
Amounts written off as uncollectable	(140)	-	(3,524)
Recoveries of amounts previously written off	-	-	1,141
Deduction released to revenue	-	(350)	-
Allowance for credit losses, December 31, 2022	1,539	1,584	1,872
Amounts charged to contra revenue, cost of revenues and expenses	1,308	598	538
Amounts written off as uncollectable	(705)	-	(2,237)
Recoveries of amounts previously written off	-	-	1,160
Deduction released to revenue	-	(93)	-
Allowance for credit losses, December 31, 2023	2,142	2,089	1,333
Amounts charged to contra revenue, cost of revenues and expenses	1,116	(308)	1,341
Amounts written off as uncollectable	(760)	-	(2,046)
Recoveries of amounts previously written off	-	-	1,016
Deduction released to revenue	-	-	-
Allowance for credit losses, December 31, 2024	$2,498	$1,781	$1,644

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

The Company’s remaining performance obligation consists of contracts with financial institutions who are using the ASCEND solution. These contracts generally have a duration of two to five years and contain fixed maintenance fees that are considered fixed price guarantees. Remaining performance obligation consisted of the following:

	Current	Noncurrent	Total
As of December 31, 2024	$15,805	$20,946	$36,751
As of December 31, 2023	15,031	20,403	35,434

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

The following tables present information about deferred contract costs:

	Year Ended December 31,
	2024	2023	2022
Capitalized sales commissions and implementation costs	$13,127	$11,748	$11,906
Amortization of deferred contract costs
Costs to obtain contracts included in sales and marketing expense	$6,538	$6,101	$5,658
Costs to fulfill contracts included in cost of revenue	6,133	6,268	6,240

4. Income (Loss) Per Common Share

Diluted loss per common share is the same as basic loss per common share for the years ended December 31, 2023 and 2022 because the effects of potentially dilutive items were anti-dilutive given the Company’s net loss in those periods.

The following common share equivalent securities have been excluded from the calculation of weighted average common shares outstanding because the effect is anti-dilutive for the periods presented:

	Year Ended December 31,
Anti-Dilutive Common Share Equivalents	2024	2023	2022
Stock options	209,991	8,175,088	7,131,150
Restricted stock units	310,122	8,919,024	7,877,598
Employee stock purchase plan	-	72,927	68,030
Total anti-dilutive common share equivalents	520,113	17,167,039	15,076,778

Basic and diluted net income (loss) per common share is calculated as follows:

	Year Ended December 31,
	2024	2023	2022
Numerator:
Net income (loss)	$8,145	$(47,325)	$(101,284)
Net income (loss) attributable to common stockholders	$8,145	$(47,325)	$(101,284)
Denominator:
Weighted-average common shares outstanding, basic	206,096,505	201,887,669	198,045,805
Weighted-average effect of potentially dilutive securities:
Stock options	1,116,689	-	-
Restricted stock units	1,896,858	-	-
Employee stock purchase plan	48,341	-	-
Weighted-average common shares outstanding, diluted	209,158,393	201,887,669	198,045,805
Net income (loss) per common share, basic	$0.04	$(0.23)	$(0.51)
Net income (loss) per common share, diluted	$0.04	$(0.23)	$(0.51)

5. Fair Value Measurements

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

	As of December 31, 2024
Description	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market mutual funds (1)	$72,686	$-	$-	$72,686
Rabbi trust-owned life insurance policies (at cash surrender value) (2)	-	2,756	-	2,756
Total assets	$72,686	$2,756	$-	$75,442

Other long-term liabilities
Deferred compensation	$-	$2,393	$-	2,393
Total liabilities	$-	$2,393	$-	$2,393

	As of December 31, 2023
Description	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market mutual funds (1)	$226,715	$-	$-	$226,715
Rabbi trust-owned life insurance policies (at cash surrender value) (2)	-	1,866	-	1,866
Total assets	$226,715	$1,866	$-	$228,581

Other long-term liabilities
Deferred compensation	$-	$2,398	$-	2,398
Total liabilities	$-	$2,398	$-	$2,398

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

6. Marketable Securities

Marketable securities consist of corporate bonds, commercial paper, certificates of deposit, United States Treasury and agency debt, and Government-Sponsored Enterprise securities and are classified as held-to-maturity. Investments held in marketable securities had contractual maturities of less than one year as of December 31, 2024. As the Company invests in short-term and high credit quality marketable securities, the Company expects to receive fixed par value without any loss of principle at the maturity of each security. Therefore, an allowance for expected credit losses is not recognized as of December 31, 2024 and 2023.

The following presents information about the Company’s marketable securities:

	As of December 31, 2024
Sector	Amortized Cost	Allowance for Credit Losses	Net Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Financial	$33,663	$-	$33,663	$27	$(54)	$33,636
Total	$33,663	$-	$33,663	$27	$(54)	$33,636

	As of December 31, 2023
Sector	Amortized Cost	Allowance for credit losses	Net Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Financial	$44,645	$-	$44,645	$-	$(14)	$44,631
Total	$44,645	$-	$44,645	$-	$(14)	$44,631

AvidXchange Holdings, Inc.

Notes to the Consolidated Financial Statements

(in thousands, except share and per share data)

The fair value of marketable securities in the Government major security type is classified as a Level 1 in the Company’s fair value hierarchy described in Note 5 "Fair Value Measurements". The fair values of the remaining major security types are classified as Level 2.

The following table presents information about the Company’s investments that were in an unrealized loss position and for which an other-than-temporary impairment has not been recognized in earnings:

	As of December 31, 2024	As of December 31, 2023
Aggregate fair value of investments with unrealized losses (1)	$10,957	$33,578
Aggregate amount of unrealized losses	(54)	(14)

(1)	Investments have been in a continuous loss position for less than 12 months

7. Property and Equipment

Property and equipment and their general useful lives as of December 31, 2024 and 2023 consists of the following:

		As of December 31,
	Useful Life	2024	2023
Land	Indefinite	$37,364	$37,364
Office equipment	5 Years	2,902	2,799
Computer equipment	5 Years	21,406	19,473
Computer software	3 Years	4,077	4,070
Furniture	7 Years	7,388	7,388
Headquarters facilities	25 - 35 Years	67,384	67,384
Leasehold improvements	Shorter of lease term or useful life	5,085	7,076
Total property and equipment		145,606	145,554
Less: Accumulated depreciation and amortization		(48,014)	(44,569)
Total property and equipment, net of accumulated depreciation and amortization		$97,592	$100,985

Depreciation and amortization expense charged against property and equipment was $5,301, $5,917, and $6,081 for the years ended December 31, 2024, 2023, and 2022, respectively. Depreciation and amortization expense associated with finance leases was $2,203, $1,976, and $2,469 for the years ended December 31, 2024, 2023, and 2022, respectively.

Impairment Loss and Write-off

As disclosed in Note 9 "Leases and Leasing Commitments", the Company decided to vacate certain office leases, effective December 31, 2024. As a result, the Company recorded a $158 loss on leasehold improvements related to the abandonment of an operating ROU asset during the year ended December 31, 2024. This loss is reported in general and administrative expense in the Consolidated Statements of Operations.

Additionally, in connection with a prior abandonment of an operating ROU asset, the Company recognized $77 in accelerated depreciation on leasehold improvements during the year ended December 31, 2022. This loss is also reported in general and administrative expense in the Consolidated Statements of Operations.

8. Intangible Assets and Goodwill

Intangible Assets

The following table presents information about capitalized software development costs:

	Year Ended December 31,
Capitalized software development costs	2024	2023	2022
Capitalized	$17,532	$16,054	$17,890
Amortized	$17,833	$15,500	$12,186

On January 14, 2022, the Company entered into an asset purchase agreement for a customer list and a non-compete agreement from PayClearly, a United States-based company. This acquisition increases the number of the Company's customers in the

AvidXchange Holdings, Inc.

Notes to the Consolidated Financial Statements

(in thousands, except share and per share data)

media payments business. The Company paid cash consideration of $7,000 to purchase the assets and incurred transaction costs of $165 which were recorded as cost of the acquired assets. Consideration includes aggregate payments of $400 to be paid in four annual payments of $100 for the next four years. Total consideration of $7,165 was allocated based on relative fair value of the acquired assets resulting in $3,071 allocated to the customer list and $4,094 allocated to the non-compete agreement. The costs of the acquired assets will be amortized over the useful lives of the customer list and non-compete agreement which were estimated to be five years.

The following table presents information about the Company's intangible assets:

	December 31, 2024
	Weighted	Gross	Accumulated
	Average Life	Amount	Amortization	Net Amount
Internally developed software	3 Years	118,717	(92,489)	26,228
Non-compete	4 Years	6,194	(4,557)	1,637
Customer relationships	9 Years	72,512	(45,827)	26,685
Technology	7 Years	45,791	(33,590)	12,201
Trade name	10 Years	7,748	(3,431)	4,317
Total intangible assets		$250,962	$(179,894)	$71,068

	December 31, 2023
	Weighted	Gross	Accumulated
	Average Life	Amount	Amortization	Net Amount
Internally developed software	3 Years	101,471	(74,656)	$26,815
Non-compete	4 Years	6,194	(3,738)	2,456
Customer relationships	9 Years	72,512	(37,601)	34,911
Technology	7 Years	45,791	(30,178)	15,613
Trade name	10 Years	7,748	(2,738)	5,010
Total intangible assets		$233,716	$(148,911)	$84,805

Total amortization expense associated with identifiable intangible assets was as follows:

	Year Ended December 31,
	2024	2023	2022
Total amortization expense associated with identifiable intangible assets	$30,983	$29,995	$26,761

The estimated future amortization is expected as follows:

2025	$25,959
2026	18,721
2027	6,793
2028	4,046
2029	3,989
Thereafter	11,560
$71,068

Goodwill

The following table sets forth the changes in the carrying amount of the Company’s goodwill:

Goodwill
Balance at January 1, 2023	$165,921
Acquisitions	-
Balance at December 31, 2023	165,921
Acquisitions	-
Balance at December 31, 2024	$165,921

AvidXchange Holdings, Inc.

Notes to the Consolidated Financial Statements

(in thousands, except share and per share data)

Impairment and write-off of intangible assets

Impairment and write-off expense related to internally developed software projects was as follows:

	Year Ended December 31,
	2024	2023	2022
Impairment and write-off of intangible assets	$286	$-	$-

9. Leases and Leasing Commitments

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

Supplemental cash flow information related to the Company’s operating and finance leases was as follows:

	Year Ended December 31,
	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Financing cash flows for finance leases	$298	$521	$844
Operating cash flows for finance leases	5,941	5,857	5,774
Operating cash flows for operating leases	2,503	2,231	2,011
Right of use assets obtained in exchange for new lease obligations:
Finance lease liabilities	-	81	712
Operating lease liabilities	-	362	2,831

The components of lease expense were as follows:

	Year Ended December 31,
Lease cost	2024	2023	2022
Finance lease cost
Amortization of right-of-use assets	$2,203	$1,976	$2,469
Interest on lease liabilities	6,627	6,584	6,535
Operating lease expense	1,587	1,709	1,786
Short-term lease cost	-	-	658
Variable lease cost	313	260	186
Sublease income	-	-	-
Total lease cost	$10,730	$10,529	$11,634

Gross finance lease ROU assets reported in the Consolidated Balance Sheets are as follows:

	As of December 31,
	2024	2023
Included in property and equipment, net	$74,553	$74,634

Other information related to leases for the year ended December 31, 2024 was as follows:

	Year Ended December 31,
Weighted average remaining lease term	2024	2023	2022
Corporate offices operating leases	4 years	4 years	5 years
Corporate offices finance leases	27 years	28 years	29 years
IT equipment finance leases	0 years	1 years	2 years

Weighted average discount rate
Corporate offices operating leases	11.6%	11.2%	11.4%
Corporate offices finance leases	10.6%	10.5%	10.5%
IT equipment finance leases	8.0%	8.0%	7.4%

AvidXchange Holdings, Inc.

Notes to the Consolidated Financial Statements

(in thousands, except share and per share data)

The maturities of lease liabilities under non-cancelable operating and finance leases were as follows:

	As of December 31, 2024
	Operating Leases	Financing Leases
2025	$1,500	$6,139
2026	811	6,174
2027	659	6,264
2028	606	6,376
2029	309	6,538
Thereafter	-	184,467
Total minimum lease payments	3,885	215,958
Less: Imputed interest	(709)	(152,830)
Net lease obligation	$3,176	$63,128

Impairment Losses and Write-offs

During the year ended December 31, 2024, the Company made the decision to vacate certain office leases, effective December 31, 2024. The Company assessed the recoverability of the leased spaces and concluded that as the spaces could not be subleased, they had no further economic benefit to the Company and were deemed to be abandoned. The Company recognized $945 in impairment losses as a result of these lease abandonments and $50 in connection with one ROU asset write-down. As a result of the lease abandonment, the Company recorded a one-time gain of $48 during the year ended December 31, 2024 from the remeasurement of the lease liability and no ROU assets remain on the Company's Consolidated Balance Sheets.

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

10. Long-Term Debt

Long-term debt as of December 31, 2024 and 2023:

	As of December 31,
	2024	2023
Term loan facility	$-	$63,375
Promissory note payable for land acquisitions	9,100	13,900
Total principal due	9,100	77,275
Current portion of term loan and promissory notes	(4,800)	(6,425)
Unamortized portion of debt issuance costs	-	(1,090)
Long-term debt	$4,300	$69,760

On August 8, 2024, the Company through its wholly-owned subsidiaries, AvidXchange, Inc. and AFV Commerce, Inc. (the "Borrowers"), entered into a credit agreement (the "2024 Amended and Restated Credit Agreement") with KeyBank National Association ("KeyBank") to amend and restate in its entirety its previous senior secured credit facility (as amended, the "2022 Credit Agreement"), dated as of December 29, 2022. The Company repaid all amounts outstanding under the term loan facility under the 2022 Credit Agreement upon closing the 2024 Amended and Restated Credit Agreement. The 2024 Amended and Restated Credit Agreement has a term of five years and consists of $150,000 5-year revolving credit facility (the "2024 Revolver").

Under the 2024 Amended and Restated Credit Agreement and subject to specific conditions, the Company may request, and the lenders have the right, but not the obligation, to increase the 2024 Revolver or add an additional term loan facility by an additional amount (for all such increases) not to exceed $150,000, for a total aggregate amount of $300,000. The 2024 Revolver may be used for working capital, for refinancing existing indebtedness, and for other general corporate purposes.

Letters of credit may be issued by KeyBank pursuant to the 2024 Amended and Restated Credit Agreement in an aggregate face amount up to $30,000 and the availability under the 2024 Revolver will be reduced by any outstanding letters of credit. As of December 31, 2024, no letters of credit were outstanding.

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

The 2024 Amended and Restated Credit Agreement also contains several financial covenants, measured on a consolidated basis. First, during the period commencing with the fiscal quarter ended June 30, 2024 through June 30, 2025, (a) there must be liquidity (which is defined as availability under the 2024 Revolver, plus unrestricted cash) that is more than the greater of (1) $35,000 and (2) 35% of the Revolving Amount, as defined in the 2024 Amended and Restated Credit Agreement, (b) as of the end of each such quarter, total revenue on a trailing four-quarter basis must be greater than the requirements set forth in the 2024 Amended and Restated Credit Agreement, and (c) for each period of four consecutive quarters, consolidated EBITDA, as defined in the 2024 Amended and Restated Credit Agreement, must not be less than $10,000. Second, during the period commencing with the fiscal quarter ending September 30, 2025 until maturity, (i) the Leverage Ratio, as defined in the 2024 Amended and Restated Credit Agreement, must not exceed 3.00 to 1.00 at the end of each fiscal quarter and (ii) the Interest Coverage Ratio, as defined in the 2024 Amended and Restated Credit Agreement, must not be less than 3.00 to 1.00 at the end of each fiscal quarter. The Leverage Ratio must not exceed 3.50 to 1.00 during certain periods following an acquisition of a certain size. The Company was in compliance with its financial debt covenants as of December 31, 2024.

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

Revolving Credit Facility

There was no balance outstanding under the 2024 Revolver as of December 31, 2024. The Company is required to pay on a quarterly basis a commitment fee between 0.25% and 0.3% per annum as determined by the Leverage Ratio, with respect to the amount of the 2024 Revolver during the term of the agreement.

Deferred Financing Costs

Costs incurred with entering into the 2024 Amended and Restated Credit Agreement were deferred and amortized over the five-year term of the agreement. Of the remaining deferred costs associated with the 2022 Credit Agreement, $1,081 were written off

AvidXchange Holdings, Inc.

Notes to the Consolidated Financial Statements

(in thousands, except share and per share data)

and included in general and administrative expense during the year ended December 31, 2024. The Company has $1,737 and $604 in deferred financing costs included in other noncurrent assets and deposits, and $0 and $1,090 of deferred financing costs associated with its term loans recorded net of long-term debt as of December 31, 2024 and 2023, respectively.

Amortization of deferred financing costs was $405, $431, and $1,357 for the years ended December 31, 2024, 2023, and 2022, respectively, which is presented in the Consolidated Statements of Operations as interest expense.

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

Aggregate Future Maturities

Aggregate future maturities of long-term debt for the next five years and thereafter (including current portion) as of December 31, 2024 are as follows:

2025	$4,800
2026	4,300
2027	-
2028	-
2029	-
Thereafter	-
Total	$9,100

11. Stockholders' Equity

Authorized Shares

The Company is authorized to issue 1,600,000,000 shares of common stock, $0.001 par value per share, and 50,000,000 shares of preferred stock, $0.001 par value per share.

Common Stock

As of December 31, 2024, the Company had reserved a total of 51,405,607 of its 1,600,000,000 shares of common stock for future issuance as follows:

As of December 31, 2024
Outstanding stock options	7,396,102
Restricted stock units	10,098,649
Available for future issuance under stock award plans	26,149,571
Available for future issuance under employee stock purchase plan	7,761,285
Total common shares reserved for future issuance	51,405,607

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

AvidXchange Holdings, Inc.

Notes to the Consolidated Financial Statements

(in thousands, except share and per share data)

In each of the past four years, the Company's board of directors approved the issuance of 165,729 shares of common stock in connection with the Pledge Agreement. These share issuances resulted in the recognition of $1,868, $1,667, and $1,473 during the years ended December 31, 2024, 2023, and 2022, respectively, which were recorded in general and administrative expense on the Company's Consolidated Statements of Operations.

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

During the year ended December 31, 2024, the Company repurchased and subsequently retired 5,357,388 shares of common stock for an aggregate of $50,107, including $107 of fees, under the Share Repurchase Program. The total price of the shares repurchased and related transaction costs are reflected as a reduction of common stock and additional paid-in capital on the Company's Consolidated Balance Sheets. As of December 31, 2024, $50,000 remained available for future share repurchases under the Share Repurchase Program.

12. Stock-Based Compensation

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

Beginning on January 1, 2022 and continuing through January 1, 2031, the number of shares of common stock that will be reserved for issuance under the 2021 Plan will automatically increase on January 1 of each year. The increase will be the lesser of (i) 5% of the total number of shares of our common stock outstanding on December 31 of the immediately preceding year or (ii) 18,023,020 shares, provided that before the date of any such increase, the Company's board of directors may determine that such increase will be less than the amount set forth in clauses (i) and (ii). The maximum number of shares of common stock that may be issued on the exercise of incentive stock options under the 2021 Plan is 26,013,196 shares. On January 1, 2024, the number of shares of common stock available to issue under the 2021 Plan increased by 10,204,201. As of December 31, 2024, the Company had 26,149,571 shares of common stock allocated to the 2021 Plan but not issued or subject to outstanding awards.

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

Initially, the number of shares of common stock reserved for issuance pursuant to the ESPP was 2,703,452 when it became effective upon the consummation of the Company’s initial public offering. The number of shares of the Company's common stock reserved for issuance under the ESPP automatically increases on January 1 of each year for a period of up to ten years, beginning on January 1, 2022 and continuing through January 1, 2031, by the lesser of (i) 1% of the total number of shares of our common stock outstanding on December 31 of the immediately preceding year or (ii) 2,703,452 shares, provided that before the date of any such increase, our board of directors may determine that such increase will be less than the amount set forth in clauses (i) and (ii). Shares issuable pursuant to the ESPP may be authorized, but unissued, or reacquired shares of our common stock. On January 1, 2024, the number of shares of common stock reserved for issuance under the ESPP increased by 2,040,840. As of December 31, 2024, the number of shares of common stock reserved for issuance under the ESPP was 7,761,285.

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

Stock option activity for the year ended December 31, 2024 was as follows:

	Stock Options
	Number of Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance as of December 31, 2023	8,175,088	$8.64	7.22	$31,135
Granted	346,935	12.34
Exercised	(865,248)	6.58
Cancelled	(182,723)	8.57
Expired	(77,950)	11.95
Balance as of December 31, 2024	7,396,102	$9.02	6.51	$14,247
Vested and exercisable	5,451,430	$8.85	6.03	$11,649
Vested and expected to vest	7,396,102	$9.02	6.51	$14,247

As of December 31, 2024, the total unamortized stock-based compensation expense related to the unvested stock options was $7,138, which the Company expects to amortize over a weighted average period of 2.0 years.

The weighted-average grant date fair value of options granted during the years ended December 31, 2024, 2023, and 2022 was $6.05, $4.55, and $3.01 per share, respectively and the fair value of shares vested during the years ended December 31, 2024, 2023, and 2022 was $7,658, $6,989, and $6,371, respectively. The total cash received from exercises of share options during the years ended December 31, 2024, 2023, and 2022 was $5,685, $1,570, and $1,448, respectively. The Company provides a full valuation allowance against its net deferred tax asset and therefore did not recognize a tax benefit for stock option exercises in either of the years presented. The total intrinsic value of options exercised during the years ended December 31, 2024, 2023, and 2022 was $4,455, $1,874, and $2,074, respectively. The intrinsic value was calculated as the difference between the estimated fair value of the Company’s common stock at exercise and the exercise price of the in-the-money options.

The fair value of stock-based awards granted is estimated on the date of grant using the Black-Scholes option-pricing model based on the following assumptions:

	2024	2023	2022
Estimated dividend yield	0%	0%	0%
Expected volatility	54.36%	45.70% - 59.32%	46.06% - 59.60%
Risk-free interest rate	4.12%	4.42% - 5.31%	2.15% - 4.04%
Expected term in years	4.55	4.28	3.95

Due to limited historical data, the Company estimates stock price volatility based on the actual historical volatility of comparable publicly traded companies over the expected term of the option. The expected term represents the average time that options that vest are expected to be outstanding. Prior to the IPO, expected term of the award was calculated on the mid-point between the vesting date and the contractual term, which is in accordance with the simplified method. The expected term of options granted after the IPO was determined based on historical data. The expected term for share-based compensation granted to nonemployees is the contractual term. The risk-free rate is based on the United States Treasury yield curve during the expected term of the option. The Company has never paid dividends on its common stock and has no plans to pay dividends on its common stock. Therefore, the Company used an expected dividend yield of zero.

Restricted Stock Units

RSUs have a vesting period generally of between one and four years. Any unvested RSUs are forfeited upon termination of employment. RSUs are valued based on the trading price of the Company's common stock at the date of grant. RSUs granted prior to the Company's IPO are valued at the estimated value of a share of common stock at the date of grant.

AvidXchange Holdings, Inc.

Notes to the Consolidated Financial Statements

(in thousands, except share and per share data)

RSU activity for the year ended December 31, 2024 was as follows:

	Restricted Stock Units
	Number of Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value
Balance as of December 31, 2023	8,919,024	$8.98
Granted	6,347,955	11.81
Released	(4,223,352)	9.12
Cancelled	(944,978)	9.96
Balance as of December 31, 2024	10,098,649	$10.58

As of December 31, 2024, the total unamortized stock-based compensation expense related to the unvested RSUs was $88,834, which the Company will amortize over a weighted average period of 2.6 years.

Stock-Based Compensation Expense

Stock options and RSUs

Stock-based compensation expense from stock options and RSUs, reduced for actual forfeitures, was included in the following line items in the accompanying Consolidated Statements of Operations:

	Year Ended December 31,
	2024	2023	2022
Cost of revenues	$5,951	$4,530	$3,963
Sales and marketing	5,669	4,806	4,623
Research and development	12,455	10,892	8,580
General and administrative	22,301	19,796	13,845
Total	$46,376	$40,024	$31,011

Employee Stock Purchase Plan

Stock-based compensation expense from the ESPP was $859, $832, and $827 for the years ended December 31, 2024, 2023, and 2022, respectively. ESPP expense is based on the estimated fair value of the option to purchase shares at a discount and uses grant date inputs including the purchase discount, expected contributions and stock price.

13. Commitments and Contingencies

Resolution of Loss Contingency

During the year ended December 31, 2023 the Company paid approximately $1,400 related to a commercial dispute. The amount recorded is net of recoveries. The amount was recorded in general and administrative expenses in the Consolidated Statements of Operations in the year ended December 31, 2023. There were no additional amounts accrued or any additional insurance recoveries recorded during the year ended December 31, 2024 and the Company considers this dispute resolved.

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

The investigation determined that the incident primarily affected systems that were used for back-office activities. Data was exfiltrated from these systems and posted on the dark web. The data consisted of confidential information from the Company's files, including personally identifiable information, primarily information of Company employees, former employees, and their dependents, and the bank account information of some customers. The Company cooperated with inquiries about the incident from three state consumer and financial service regulators, provided notices to impacted customers and individuals, and complied with regulatory requirements of various states that address notice and credit monitoring. The Company completed its investigation of this cybersecurity incident in the fourth quarter of 2023.

AvidXchange Holdings, Inc.

Notes to the Consolidated Financial Statements

(in thousands, except share and per share data)

Expenses Incurred

During the years ended December 31, 2024 and 2023, the Company incurred costs of $302 and $5,433, respectively, in response to the incident, including professional services and legal fees, before insurance recoveries.

Insurance Coverage

The Company maintains cyber insurance coverage and has tendered claims for certain expenses incurred in connection with this event. The extent to which the Company's insurance will cover such expenses was substantially complete as of June 30, 2024. During the years ended December 31, 2024 and 2023, the Company recorded recoveries in the amounts of $2,110 and $1,735, respectively. Insurance recoveries are recorded as a reduction of general and administrative expense. As a result of the Company’s cybersecurity incident in 2023, the Company’s cyber insurance premiums increased significantly following renewal, and the number of insurers that submitted proposals for consideration during the Company’s renewal process was very limited.

14. Income Taxes

The table below sets forth the components of income tax expense:

	Year Ended December 31,
	2024	2023	2022
Current provision
Federal	$-	$-	$-
State	727	473	105
Foreign	7	-	-
	734	473	105
Deferred provision
Federal	199	177	177
State	(12)	545	39
	187	722	216
Provision for income taxes	$921	$1,195	$321

Reconciliation between the effect of applying the federal statutory rate of 21% pre-tax loss and the effective income tax rate used to calculate the Company’s income tax provision is as follows:

	Year Ended December 31,
	2024	2023	2022
Pre-tax book income (loss)	$1,904	$(9,687)	$(21,202)
State taxes (net of federal benefit)	713	(1,249)	(4,559)
Non-qualified deferred compensation	(147)	45	-
Incentive stock options	(347)	14	15
Meals and entertainment	109	126	22
Section 162(m) limitations	2,458	1,528	463
Change in valuation allowance	(4,693)	8,996	22,360
Impact of rate changes	861	222	684
Change in deferreds	(113)	994	2,268
Other	176	206	270
Provision for income taxes	$921	$1,195	$321

AvidXchange Holdings, Inc.

Notes to the Consolidated Financial Statements

(in thousands, except share and per share data)

The significant components of the Company’s deferred tax assets and liabilities were as follows:

	As of December 31,
	2024	2023
Assets
Accrued expenses	$2,855	$4,680
Net operating loss carryforwards	76,689	93,351
Research and development costs	57,164	41,686
Stock-based compensation	3,961	4,027
Deferred revenue	6,428	6,887
Interest limitation	1,786	1,896
Agreement with VCC vendor	462	1,367
Lease liability	16,097	16,751
Contract amendment	10,673	11,154
Property and equipment	4,222	3,083
Other	2,780	4,748
Total gross deferred tax assets	183,117	189,630
Less: Valuation allowance	(161,158)	(165,851)
Net deferred tax assets	21,959	23,779
Liabilities
Intangible assets	(5,284)	(5,789)
Method change adjustments	(219)	(337)
ASC 606 set-up and commission costs	(7,011)	(6,921)
Right-of-use assets	(10,914)	(12,014)
Total gross deferred tax liabilities	(23,428)	(25,061)
Net deferred income tax liabilities	$(1,469)	$(1,282)

The Company has federal net operating loss carryforwards totaling approximately $302,974 and $374,961 as of December 31, 2024 and 2023, respectively. The federal net operating loss carryforwards started to expire in 2020 and will expire at various dates in the future. The Company has state net operating loss carryforwards totaling approximately $341,974 and $390,865 as of December 31, 2024 and 2023, respectively. The state net operating loss carryforwards started to expire in 2020 and will expire at various dates in the future.

Management evaluated whether it is more likely than not they would realize the benefit of the deferred tax assets. Based on the weight of available positive and negative evidence, Management concluded a valuation allowance was necessary to offset deferred tax assets, as presented above. The valuation allowance decreased by approximately $4,693 in the year ended December 31, 2024.

The following table presents a summary of the changes in the valuation allowance:

	Year Ended December 31,
Deferred tax valuation allowance	2024	2023
Beginning of period	$165,851	$156,422
Additions	125	9,573
Deductions	(4,818)	(144)
End of period	$161,158	$165,851

As required by ASC 740, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company is subject to income taxes in the United States federal jurisdiction and various state jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. The Company’s policy is to recognize interest and penalties accrued on uncertain tax positions as part of income tax expense.

AvidXchange Holdings, Inc.

Notes to the Consolidated Financial Statements

(in thousands, except share and per share data)

As of December 31, 2024, the Company had no gross unrecognized tax benefits. A reconciliation of the beginning and ending balance of unrecognized tax benefits is as follows for the periods presented:

	Year Ended December 31,
Unrecognized Tax Benefits	2024	2023	2022
Beginning of period	$-	$449	$-
Additions based on tax positions related to the current year	-	-	104
Additions for tax positions in prior years	-	-	345
Reductions for tax positions of prior years	-	(449)	-
End of period	$-	$-	$449

15. Subsequent Events

RSU Grants

On January 24, 2025, the Company granted 2,445,541 RSUs with an aggregate grant date fair value of $24,700. These RSUs will vest over three years.

Stock Plans

On January 1, 2025, the Company increased the number of shares of common stock reserved for issuance under the 2021 Plan and ESPP by 10,216,793 and 2,043,359 shares of common stock, respectively.