Form 10-Q
period 2025-03-31
AvidXchange Holdings, Inc.
filed 2025-05-09
CIK 1858257

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 6, 2025, the registrant had 206,445,984 shares of common stock, $0.001 par value per share, outstanding.

AvidXchange Holdings, Inc.

Form 10-Q

For the Quarterly Period Ended March 31, 2025

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

AvidXchange Holdings, Inc.

Unaudited Consolidated Balance Sheets

(in thousands, except share and per share data)

	As of March 31,	As of December 31,
	2025	2024
Assets
Current assets
Cash and cash equivalents	$307,310	$355,637
Restricted funds held for customers	1,149,523	1,250,346
Marketable securities	81,966	33,663
Accounts receivable, net of allowances of $4,236 and $4,279, respectively	53,439	51,671
Supplier advances receivable, net of allowances of $1,593 and $1,644 respectively	16,186	14,080
Prepaid expenses and other current assets	17,417	15,317
Total current assets	1,625,841	1,720,714
Property and equipment, net	97,099	97,592
Deferred customer origination costs, net	28,138	28,119
Goodwill	165,921	165,921
Intangible assets, net	68,012	71,068
Other noncurrent assets and deposits	6,806	6,297
Total assets	$1,991,817	$2,089,711
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$19,511	$15,494
Accrued expenses	38,464	46,849
Payment service obligations	1,149,523	1,250,346
Deferred revenue	14,559	13,967
Current maturities of lease obligations under finance leases	56	103
Current maturities of lease obligations under operating leases	1,002	1,207
Current maturities of long-term debt	4,800	4,800
Total current liabilities	1,227,915	1,332,766
Long-term liabilities
Deferred revenue, less current portion	11,258	11,856
Obligations under finance leases, less current maturities	63,191	63,025
Obligations under operating leases, less current maturities	1,796	1,969
Long-term debt	4,300	4,300
Other long-term liabilities	4,185	3,962
Total liabilities	1,312,645	1,417,878
Commitments and contingencies
Stockholders' equity
Preferred stock, $0.001 par value; 50,000,000 shares authorized, no shares issued and outstanding as of March 31, 2025 and December 31, 2024	-	-
Common stock, $0.001 par value; 1,600,000,000 shares authorized as of March 31, 2025 and December 31, 2024; 206,195,425 and 204,335,860 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	206	204
Additional paid-in capital	1,700,292	1,685,644
Accumulated deficit	(1,021,326)	(1,014,015)
Total stockholders' equity	679,172	671,833
Total liabilities and stockholders' equity	$1,991,817	$2,089,711

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AvidXchange Holdings, Inc.

Unaudited Consolidated Statements of Operations

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2025	2024
Revenues	$107,942	$105,598
Cost of revenues (exclusive of depreciation and amortization expense)	30,789	30,333
Operating expenses
Sales and marketing	22,511	19,741
Research and development	25,382	25,904
General and administrative	28,948	24,260
Impairment and write-off of intangible assets	-	162
Depreciation and amortization	8,669	9,307
Total operating expenses	85,510	79,374
Loss from operations	(8,357)	(4,109)
Other income (expense)
Interest income	4,141	6,562
Interest expense	(2,006)	(3,337)
Other income	2,135	3,225
Loss before income taxes	(6,222)	(884)
Income tax expense	1,089	125
Net loss	$(7,311)	$(1,009)
Net loss per share attributable to common stockholders, basic and diluted	$(0.04)	$(0.00)
Weighted average number of common shares used to compute net loss per share attributable to common stockholders, basic and diluted	205,018,908	204,896,718

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AvidXchange Holdings, Inc.

Unaudited Consolidated Statements of Changes in Stockholders’ Equity

(in thousands, except share and per share data)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity

Balances at December 31, 2024	204,335,860	$204	$1,685,644	$(1,014,015)	$671,833
Exercise of stock options	82,121	-	164	-	164
Issuance of common stock upon vesting of restricted stock units, net of shares surrendered for taxes	1,777,444	2	(2)	-	-
Stock-based compensation expense	-	-	14,226	-	14,226
Stock-based compensation expense for Employee Stock Purchase Plan, or ESPP	-	-	260	-	260
Net loss	-	-	-	(7,311)	(7,311)
Balances at March 31, 2025	206,195,425	$206	$1,700,292	$(1,021,326)	$679,172

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity

Balances at December 31, 2023	204,084,024	$204	$1,678,401	$(1,022,160)	$656,445
Exercise of stock options	493,608	-	3,168	-	3,168
Issuance of common stock upon vesting of restricted stock units	1,737,736	2	(2)	-	-
Stock-based compensation expense	-	-	10,766	-	10,766
Stock-based compensation expense for ESPP	-	-	193	-	193
Net loss	-	-	-	(1,009)	(1,009)
Balances at March 31, 2024	206,315,368	$206	$1,692,526	$(1,023,169)	$669,563

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AvidXchange Holdings, Inc.

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities
Net loss	$(7,311)	$(1,009)
Adjustments to reconcile net loss to net cash used by operating activities
Depreciation and amortization expense	8,669	9,307
Amortization of deferred financing costs	95	106
Provision for credit losses	654	687
Stock-based compensation	14,486	10,959
Accrued interest	326	433
Impairment and write-off on intangible assets	-	162
Accretion of investments held to maturity	(346)	(913)
Deferred income taxes	344	89
Changes in operating assets and liabilities
Accounts receivable	(2,018)	(2,442)
Prepaid expenses and other current assets	(2,101)	(3,252)
Other noncurrent assets	(605)	(725)
Deferred customer origination costs	(19)	448
Accounts payable	3,956	(1,428)
Deferred revenue	(6)	(1,330)
Accrued expenses and other liabilities	(8,350)	(17,288)
Operating lease liabilities	(378)	(156)
Total adjustments	14,707	(5,343)
Net cash provided by (used in) operating activities	7,396	(6,352)
Cash flows from investing activities
Purchase of marketable securities held to maturity	(59,403)	(87,996)
Proceeds from maturity of marketable securities held to maturity	11,446	33,666
Purchases of equipment	(597)	(522)
Purchases of intangible assets	(4,462)	(4,039)
Supplier advances, net	(2,510)	(656)
Net cash used in investing activities	(55,526)	(59,547)
Cash flows from financing activities
Repayments of long-term debt	-	(406)
Principal payments on finance leases	(53)	(77)
Proceeds from issuance of common stock	164	3,168
Remittance of taxes upon vesting of restricted stock units	(209)	-
Payment of acquisition-related liability	(100)	(100)
Payment service obligations	(100,822)	(358,197)
Net cash used in financing activities	(101,020)	(355,612)
Net decrease in cash, cash equivalents, and restricted funds held for customers	(149,150)	(421,511)
Cash, cash equivalents, and restricted funds held for customers
Cash, cash equivalents, and restricted funds held for customers, beginning of year	1,605,983	1,985,630
Cash, cash equivalents, and restricted funds held for customers, end of period	$1,456,833	$1,564,119
Supplementary information of noncash investing and financing activities
Property and equipment purchases in accounts payable and accrued expenses	$60	$85
Interest paid on notes payable	-	1,330
Interest paid on finance leases	1,491	1,468
Cash paid for income taxes	-	7

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AvidXchange Holdings, Inc.

Notes to the Unaudited Consolidated Financial Statements

(in thousands, except share and per share data)

1. Formation and Business of the Company

AvidXchange, Inc. was incorporated in the state of Delaware in 2000. In July 2021, the company consummated a reorganization by interposing a holding company between AvidXchange, Inc. and its stockholders. After the reorganization, all of the stockholders of AvidXchange, Inc. became stockholders of AvidXchange Holdings, Inc. and AvidXchange, Inc. became a wholly owned subsidiary of AvidXchange Holdings, Inc. To accomplish the reorganization, the company formed AvidXchange Holdings, Inc., which was incorporated in Delaware on January 27, 2021, and AvidXchange Merger Sub, Inc. (“Avid Merger Sub”) as a wholly owned subsidiary of AvidXchange Holdings, Inc. The Company merged AvidXchange, Inc. with and into Avid Merger Sub, with AvidXchange, Inc. as the surviving entity, by issuing identical shares of stock of AvidXchange Holdings, Inc. to the stockholders of AvidXchange, Inc. in exchange for their equity interest in AvidXchange, Inc.

The merger was considered a transaction between entities under common control. Upon the effective date of the reorganization, July 9, 2021, AvidXchange Holdings, Inc. recognized the assets and liabilities of AvidXchange, Inc. at their carrying values within its financial statements.

AvidXchange Holdings, Inc. and its wholly owned subsidiaries are collectively referred to as “AvidXchange” or “the Company” in the accompanying unaudited consolidated financial statements after the reorganization.

On May 6, 2025, AvidXchange Holdings, Inc. entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Arrow Borrower 2025, Inc., a Delaware corporation (“Parent”), and Arrow Merger Sub 2025, Inc., a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Sub”), pursuant to which, subject to the satisfaction or waiver of the conditions set forth therein, Merger Sub will merge with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly owned subsidiary of Parent. Parent and Merger Sub are subsidiaries of an investment fund affiliated with TPG Global, LLC. Corpay, Inc. will also be a direct or indirect investor in Parent. If the Merger is consummated, the common stock of the Company will be delisted from Nasdaq and deregistered under the Securities Exchange Act of 1934, as amended, and the Company will become a privately held company. See Note 13 "Subsequent Events" for additional information.

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

2. Summary of Significant Accounting Policies

Basis of Consolidation and Presentation

The accompanying unaudited consolidated financial statements include the accounts of the Company and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. The unaudited consolidated financial statements have been prepared on the same basis as the annual unaudited consolidated financial statements and reflect all normal and recurring adjustments that are, in the opinion of management, necessary for a fair statement of the Company’s financial position, results of operations, changes in stockholders’ equity, and cash flows for the periods presented. The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any other future annual or interim period. The unaudited consolidated balance sheets as of December 31, 2024 included herein was derived from the audited financial statements as of that date, but does not include all disclosures including certain notes required by U.S. GAAP on an annual reporting basis. All significant intercompany accounts and transactions have been eliminated. There are no items of comprehensive income.

These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2024.

Use of Estimates

The preparation of unaudited consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities as of and during the reporting period. The Company bases estimates and assumptions on historical experience when available and on various factors that it believes to be reasonable under the circumstances. Significant estimates reflected in these unaudited consolidated financial statements include, but are not limited to, the allowance for credit losses and returns, useful lives assigned to fixed and intangible assets, capitalization of internal-use software, deferral of customer origination costs, the fair value of intangible assets acquired in a business combination, the fair value of goodwill, and the

AvidXchange Holdings, Inc.

Notes to the Unaudited Consolidated Financial Statements

(in thousands, except share and per share data)

recoverability of deferred income taxes. The Company assesses estimates on an ongoing basis; however, actual results could materially differ from those estimates.

Segments

The Company operates and manages its business as one reportable segment, which is the same as the operating segment as defined under FASB Accounting Standards Codification ("ASC") Topic 280, Segment Reporting. The segment's business operations, policies, and financial statements are fully aligned with those of the consolidated company that are included within the unaudited consolidated financial statements. The Company’s Chief Executive Officer, who is the chief operating decision maker, reviews financial information on a consolidated basis for purposes of making decisions regarding allocating resources and assessing performance. All tangible assets are held in the United States and all revenue is generated in the United States. Refer to “Concentrations” below and Note 3 "Revenue from Contracts with Customers" for additional entity-wide disclosures. There are no additional significant revenue or expense categories reviewed by the Company's Chief Executive Officer other than those already presented on the Company's unaudited consolidated financial statements. No additional reconciliations are necessary because all significant expense and revenue data aligns with the unaudited consolidated financial statements.

Concentrations

Significant Services

A substantial portion of the Company’s revenue is derived from interchange fees earned on payment transactions processed as virtual commercial cards (“VCC”). The Company utilizes service providers to process these transactions. Revenue from one service provider represented 32% and 12% of total revenue for the three months ended March 31, 2025 and 2024, respectively. Accounts receivable from this service provider represented 43% and 46% of accounts receivable, net as of March 31, 2025 and December 31, 2024, respectively. Revenue from a second provider represented 13% and 34% of total revenue for the three months ended March 31, 2025 and 2024, respectively. Accounts receivable from this second service provider represented 7% and 3% of accounts receivable, net as of March 31, 2025 and December 31, 2024, respectively.

Future regulation or changes by the card brand payment networks could have a substantial impact on interchange rates and the Company’s revenue from VCC transactions. If interchange rates decline, whether due to actions by the card brand payment networks or future regulation, or if merchant/suppliers elect to receive payments that result in lower or no interchange revenue, such as check, or apply fees in consideration of accepting electronic forms of payment, the Company’s total operating revenues, operating results, prospects for future growth and overall business could be materially affected. The Company’s revenue from VCC transactions is also impacted by fees charged by service providers to process our VCC transactions.

Restructuring costs

During the fourth quarter of 2023, the Company initiated a restructuring plan to generate cost savings and improve effectiveness of the organization which resulted in a reduction in the Company’s U.S. workforce. The plan was implemented in the fourth quarter of 2023 and completed in the second quarter of 2024. The Company recorded restructuring costs of $1,157 in the three months ended March 31, 2024, and $3,037 cumulatively, from one-time severance charges in connection with this plan. In the three months ended March 31, 2025, the Company recorded $668 in restructuring costs not associated with this plan. Restructuring costs are included in general and administrative expenses in the unaudited consolidated statements of operations.

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

Marketable Securities

Marketable securities consist of short-term investments in agency and corporate bonds, commercial paper, certificates of deposits and various U.S. government backed securities. To reflect its intention, the Company classifies its marketable securities as held-to-maturity at the time of purchase. As a result, the marketable securities are recorded at amortized cost and any gains or losses realized upon maturity are reported in other income (expense) in the unaudited consolidated statements of operations.

Accounts Receivable, Supplier Advances and Allowance for Credit Losses

Accounts receivable represent amounts due from the Company’s VCC service providers for interchange fees earned and from buyer customers who have been invoiced for the use of the Company’s software offerings, but for whom payments have not been received. Accounts receivable from VCC service providers are presented net of an allowance for returns for transactions subsequently canceled that do not ultimately settle through the payment network. Accounts receivable from buyer customers are presented net of allowances for credit losses and returns. The Company estimates expected credit losses related to accounts

AvidXchange Holdings, Inc.

Notes to the Unaudited Consolidated Financial Statements

(in thousands, except share and per share data)

receivable balances based on a review of available and relevant information including current economic conditions, projected economic conditions, historical loss experience, account aging, and other factors that could affect collectability. Expected credit losses are determined individually or collectively depending on whether the accounts receivable balances share similar risk characteristics. The allowance for returns for VCC transactions subsequently canceled are assessed at each period end and recognized as a reduction of revenue. The allowances for buyer customer’s credit losses and returns are assessed at each period end and are recognized as bad debt expense within general and administrative expenses in the unaudited consolidated statements of operations and as a reduction of revenue, respectively. A buyer customer receivable is written off against the allowance when it is determined that all collection efforts have been exhausted and the potential for recovery is considered remote. Historically, losses related to customer nonpayment have been immaterial and most of the accounts receivable balances have been current.

Supplier advances receivable represent amounts that have been advanced as part of the AvidXchange’s Payment Accelerator product but have not been collected. Advances are collected from the buyer customer once the buyer initiates the transfer of funds for the invoice that was previously advanced. If the buyer does not transfer the funds as expected, the Company is exposed to losses. The Company’s experience with such delinquencies by buyer customers has been immaterial to date. Supplier advances receivable are stated net of expected credit losses. The Company estimates expected credit losses related to supplier advances receivable balances based on a review of available and relevant information including current economic conditions, projected economic conditions, historical loss experience, account aging, and other factors that could affect collectability. Expected credit losses are determined individually or collectively depending on whether the accounts receivable balances share similar risk characteristics. The allowance for credit losses for supplier advances is assessed at period end and the measurement of the allowance is included as a component of cost of revenues in the Company’s unaudited consolidated statements of operations. Supplier advances receivable balances are charged against the allowance when the Company determines it is probable the receivable will not be recovered after collection efforts and legal actions have been exhausted. The Company classifies the fees charged to supplier customers as cash flows from operating activities with the remaining accelerated advancements and recoupments classified as cash flows from investing activities on a net basis within the unaudited consolidated statements of cash flows.

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

The Company historically transmitted buyer customer funds using a legacy model pursuant to which buyer customer funds were held in trust accounts that were maintained and operated by a trustee pending distribution to suppliers in accordance with instructions provided through the Company’s platform. The Company is not the trustee or beneficiary of the trusts which hold these buyer deposits; accordingly, the Company does not record these assets and offsetting liabilities on its unaudited consolidated balance sheets. The Company has largely phased out this model although certain banks that resell its products and services continue to leverage a similar structure. The Company contractually earns interest on funds held for certain buyers. The amount of Company and bank customer funds held in all trust-related and similar accounts was approximately $16,556 and $14,618 as of March 31, 2025 and December 31, 2024, respectively.

The Company has transitioned most payment transmission activity to the money transmitter license model and obtained a money transmitter license in all states which require licensure. This model enables AvidXchange to provide commercial payment services to businesses through its “for the benefit of customer” bank accounts, also known as FBO, that are restricted for such purposes. The restricted funds held for customers are restricted for the purpose of satisfying the customer’s supplier obligations and are not available for general business use by the Company. The Company maintains these funds in liquid cash accounts and contractually earns interest on these funds held for customers. These funds are recognized as a restricted cash asset and a corresponding liability is recorded for payments due to their suppliers on the Company’s unaudited consolidated balance sheets. Restricted funds held for customers are included in the cash and cash equivalents on the unaudited consolidated statements of cash flows.

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

The Company has recorded these assets and liabilities at their fair value. In association with this plan, $2,731 and $2,756 were included in other noncurrent assets and $2,373 and $2,393 were included in noncurrent liabilities as of March 31, 2025 and December 31, 2024, respectively, on the Company's unaudited consolidated balance sheets.

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

AvidXchange Holdings, Inc.

Notes to the Unaudited Consolidated Financial Statements

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2025	2024
Software revenue	$30,938	$29,688
Payment revenue	75,940	75,202
Services revenue	1,064	708
Total revenues	$107,942	$105,598

Contract Assets and Liabilities

The Company’s rights to payments are not conditional on any factors other than the passage of time, and as such, the Company does not have any contract assets. Contract liabilities consist primarily of advance cash receipts for services (deferred revenue) and are recognized as revenue when the services are provided.

The table below presents information on accounts receivable and contract liabilities.

	As of March 31, 2025	As of December 31, 2024
Trade accounts receivable, net	$20,719	$19,989
Payment processing receivable, net	32,720	31,682
Accounts receivable, net	$53,439	$51,671
Contract liabilities	$25,817	$25,823

Significant changes in the contract liabilities balance are as follows:

	Three Months Ended March 31,
	2025	2024
Revenue recognized included in beginning of period balance	$(3,047)	$(3,473)
Cash received, excluding amounts recognized as revenue during the period	3,041	2,143

The tables below present a summary of changes in the Company’s allowances for credit losses and returns for the three months ended March 31, 2025 and 2024:

	Accounts Receivable
	Allowance for Credit Losses	Allowance for Returns	Supplier Advances Receivable Allowance
Allowance balance, December 31, 2024	$2,498	$1,781	$1,644
Amounts charged to contra revenue, cost of revenues and expenses	250	1	404
Amounts written off as uncollectable	(294)	-	(602)
Recoveries of amounts previously written off	-	-	147
Deduction released to revenue	-	-	-
Allowance balance, March 31, 2025	$2,454	$1,782	$1,593

	Accounts Receivable
	Allowance for Credit Losses	Allowance for Returns	Supplier Advances Receivable Allowance
Allowance balance, December 31, 2023	$2,142	$2,089	$1,333
Amounts charged to contra revenue, cost of revenues and expenses	254	(200)	86
Amounts written off as uncollectable	(14)	-	(475)
Recoveries of amounts previously written off	-	-	347
Deduction released to revenue	-	-	-
Allowance balance, March 31, 2024	$2,382	$1,889	$1,291

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

The Company’s remaining performance obligation consists of contracts with financial institutions who are using the ASCEND solution. These contracts generally have a duration of two to five years and contain fixed maintenance fees that are considered fixed price guarantees. Remaining performance obligation consisted of the following:

	Current	Noncurrent	Total
As of March 31, 2025	$15,223	$19,771	$34,994
As of December 31, 2024	15,805	20,946	36,751

Contract Costs

The Company incurs incremental costs to obtain a contract, as well as costs to fulfill a contract with buyer customers that are expected to be recovered. These costs consist primarily of sales commissions incurred if a contract is obtained, and customer implementation related costs.

The Company utilizes a portfolio approach when estimating the amortization of contract acquisition and fulfillment costs. These costs are amortized on a straight-line basis over the expected benefit period of generally five years, which was determined by taking into consideration customer attrition rates, estimated terms of customer relationships, useful lives of technology, industry peers, and other factors. The amortization of contract fulfillment costs associated with implementation activities are recorded as cost of revenues in the Company's unaudited consolidated statements of operations. The amortization of contract acquisition costs associated with sales commissions that qualify for capitalization is recorded as sales and marketing expense in the Company’s unaudited consolidated statements of operations. Costs to obtain or fulfill a contract are classified as deferred customer origination costs in the Company’s unaudited consolidated balance sheets.

The following tables present information about deferred contract costs:

	Three Months Ended March 31,
	2025	2024
Capitalized sales commissions and implementation costs	$3,154	$2,653
Amortization of deferred contract costs
Costs to obtain contracts included in sales and marketing expense	$1,761	$1,551
Costs to fulfill contracts included in cost of revenue	$1,374	$1,549

4. Loss Per Common Share

The following common share equivalent securities have been excluded from the calculation of weighted average common shares outstanding because the effect is anti-dilutive for the periods presented:

	Three Months Ended March 31,
Anti-Dilutive Common Share Equivalents	2025	2024
Stock options	7,272,020	7,887,864
Restricted stock units	14,843,441	11,716,174
Employee stock purchase plan	179,649	157,676
Total anti-dilutive common share equivalents	22,295,110	19,761,714

Basic and diluted net loss per common share is calculated as follows:

	Three Months Ended March 31,
	2025	2024
Numerator:
Net loss	$(7,311)	$(1,009)
Net loss attributable to common stockholders	$(7,311)	$(1,009)
Denominator:
Weighted-average common shares outstanding, basic and diluted	205,018,908	204,896,718
Net loss per common share, basic and diluted	$(0.04)	$(0.00)

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

	As of March 31, 2025
Description	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market mutual funds (1)	$85,709	$-	$-	$85,709
Rabbi trust-owned life insurance policies (at cash surrender value) (2)	-	2,731	-	2,731
Total assets	$85,709	$2,731	$-	$88,440

Other long-term liabilities
Deferred compensation	$-	$2,373	$-	2,373
Total liabilities	$-	$2,373	$-	$2,373

	As of December 31, 2024
Description	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market mutual funds (1)	$72,686	$-	$-	$72,686
Rabbi trust-owned life insurance policies (at cash surrender value) (2)	-	2,756	-	2,756
Total assets	$72,686	$2,756	$-	$75,442

Other long-term liabilities
Deferred compensation	$-	$2,393	$-	2,393
Total liabilities	$-	$2,393	$-	$2,393

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

6. Marketable Securities

Marketable securities consist of agency and corporate bonds, commercial paper, certificates of deposit, and U.S. Treasury debt, and are classified as held-to-maturity. As the Company invests in short-term and high credit quality marketable securities, the Company expects to receive fixed par value without any loss of principle at the maturity of each security. Therefore, an allowance for expected credit losses is not recognized as of March 31, 2025 and December 31, 2024. The following presents information about the Company’s marketable securities:

	As of March 31, 2025
Sector	Amortized Cost	Allowance for Credit Losses	Net Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Agency	$3,069	$-	$3,069	$4	$-	$3,073
Financial	33,869	-	33,869	30	(22)	33,877
Government	9,392	-	9,392	-	-	9,392
Industrial	35,636	-	35,636	106	(1)	35,741
Total	$81,966	$-	$81,966	$140	$(23)	$82,083

	As of December 31, 2024
Sector	Amortized Cost	Allowance for Credit Losses	Net Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Financial	$33,663	$-	$33,663	$27	$(54)	$33,636
Total	$33,663	$-	$33,663	$27	$(54)	$33,636

The fair value of marketable securities across all major sectors is classified as Level 1 within the Company’s fair value hierarchy, as described in Note 5 "Fair Value Measurements", with the exception of commercial paper holdings in the Financial and Industrial sectors, which are classified as Level 2 and have an aggregate fair value of $14,095 as of March 31, 2025. As of December 31, 2024, the fair value of all marketable securities were classified as Level 2.

The following table presents maturities of the Company's marketable securities as of March 31, 2025:

Amortized Cost
Due in one year or less	$36,273
Due after one year through five years	45,693
Total	$81,966

The following table presents information about the Company’s investments that were in an unrealized loss position and for which an other-than-temporary impairment has not been recognized in earnings:

	As of March 31, 2025	As of December 31, 2024
Aggregate fair value of investments with unrealized losses (1)	$25,099	$10,957
Aggregate amount of unrealized losses	(23)	(54)

_________________

(1)	Investments have been in a continuous loss position for less than 12 months

7. Intangible Assets and Goodwill

Intangible Assets

The following table presents information about capitalized software development costs:

AvidXchange Holdings, Inc.

Notes to the Unaudited Consolidated Financial Statements

(in thousands, except share and per share data)

	Three Months Ended March 31,
Capitalized software development costs	2025	2024
Capitalized	$4,462	$4,039
Amortized	4,633	4,418

	As of March 31, 2025
	Gross	Accumulated
	Amount	Amortization	Net Amount
Internally developed software	$123,179	$(97,122)	$26,057
Non-compete	6,194	(4,761)	1,433
Customer relationships	72,512	(47,821)	24,691
Technology	45,791	(34,103)	11,688
Trade name	7,748	(3,605)	4,143
Total intangible assets	$255,424	$(187,412)	$68,012

	As of December 31, 2024
	Gross	Accumulated
	Amount	Amortization	Net Amount
Internally developed software	$118,717	$(92,489)	$26,228
Non-compete	6,194	(4,557)	1,637
Customer relationships	72,512	(45,827)	26,685
Technology	45,791	(33,590)	12,201
Trade name	7,748	(3,431)	4,317
Total intangible assets	$250,962	$(179,894)	$71,068

Total amortization expense associated with identifiable intangible assets was as follows:

	Three Months Ended March 31,
	2025	2024
Total amortization expense associated with identifiable intangible assets	$7,518	$7,830

Impairment and write-off of intangible assets

Impairment and write-off expense related to internally developed software projects was as follows:

	Three Months Ended March 31,
	2025	2024
Impairment and write-off of intangible assets	$-	$162

Goodwill

There were no changes in goodwill during the three months ended March 31, 2025.

8. Leases and Leasing Commitments

Supplemental cash flow information related to the Company’s operating and finance leases was as follows:

	Three Months Ended March 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Financing cash flows for finance leases	$53	$77
Operating cash flows for finance leases	1,491	1,468
Operating cash flows for operating leases	464	569
Right of use assets obtained in exchange for new lease obligations:
Finance lease liabilities	-	-
Operating lease liabilities	-	-

AvidXchange Holdings, Inc.

Notes to the Unaudited Consolidated Financial Statements

(in thousands, except share and per share data)

The components of lease expense were as follows:

	Three Months Ended March 31,
Lease expense	2025	2024
Finance lease expense:
Amortization of right-of-use assets	$494	$588
Interest on lease liabilities	1,664	1,652
Operating lease expense	86	414
Short-term lease expense	-	-

Variable lease expense	43	74
Total lease expense	$2,287	$2,728

9. Long-Term Debt

Long-term debt as of March 31, 2025 and December 31, 2024 was as follows:

	As of March 31, 2025	As of December 31, 2024
Total principal due on promissory notes payable for land acquisition	$9,100	$9,100
Current portion of promissory notes	(4,800)	(4,800)
Long-term debt	$4,300	$4,300

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

Letters of credit may be issued by KeyBank pursuant to the 2024 Amended and Restated Credit Agreement in an aggregate face amount up to $30,000 and the availability under the 2024 Revolver will be reduced by any outstanding letters of credit. As of March 31, 2025, no letters of credit were outstanding.

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

The 2024 Amended and Restated Credit Agreement also contains several financial covenants, measured on a consolidated basis. First, during the period commencing with the fiscal quarter ended June 30, 2024 through June 30, 2025, (a) there must be liquidity (which is defined as availability under the 2024 Revolver, plus unrestricted cash) that is more than the greater of (1) $35,000 and (2) 35% of the Revolving Amount, as defined in the 2024 Amended and Restated Credit Agreement, (b) as of the end of each such quarter, total revenue on a trailing four-quarter basis must be greater than the requirements set forth in the 2024 Amended and Restated Credit Agreement, and (c) for each period of four consecutive quarters, Consolidated EBITDA, as defined in the 2024 Amended and Restated Credit Agreement, must not be less than $10,000. Second, during the period commencing with the fiscal quarter ending September 30, 2025 until maturity, (i) the Leverage Ratio, as defined in the 2024 Amended and Restated Credit Agreement, must not exceed 3.00 to 1.00 at the end of each fiscal quarter and (ii) the Interest Coverage Ratio, as defined in the 2024 Amended and Restated Credit Agreement, must not be less than 3.00 to 1.00 at the end of each fiscal quarter. The Leverage Ratio must not exceed 3.50 to 1.00 during certain periods following an acquisition of a certain size. The Company was in compliance with its financial debt covenants as of March 31, 2025.

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

Revolving Credit Facility

There was no balance outstanding under the 2024 Revolver as of March 31, 2025. The Company is required to pay on a quarterly basis a commitment fee of between 0.25% and 0.3% per annum as determined by the Leverage Ratio, with respect to the amount of the 2024 Revolver during the term of the agreement.

Deferred Financing Costs

The Company has $1,642 and $1,737 in deferred financing costs included in other noncurrent assets and deposits as of March 31, 2025 and December 31, 2024, respectively. Amortization of deferred financing costs was $95 and $106 for the three months ended March 31, 2025 and 2024, respectively, which is presented in the unaudited consolidated statements of operations as interest expense.

Land Promissory Notes

The Company has two promissory notes executed in connection with the purchase of land parcels and improvements adjacent to its Charlotte, North Carolina headquarters campus. The aggregate outstanding principal amount was $9,100 as of March 31, 2025 and will be paid in two remaining annual payments of $4,800 and $4,300, plus accrued interest at 6.75%.

10. Stockholders' Equity

The holders of common stock are entitled to one vote for each share.

Authorized Shares

The Company is authorized to issue 1,600,000,000 shares of common stock, $0.001 par value per share, and 50,000,000 shares of preferred stock, $0.001 par value per share.

AvidXchange Holdings, Inc.

Notes to the Unaudited Consolidated Financial Statements

(in thousands, except share and per share data)

Common Stock

At March 31, 2025, the Company had reserved a total of 61,832,833 of its 1,600,000,000 shares of common stock for future issuance as follows:

As of March 31, 2025
Outstanding stock options	7,272,020
Restricted stock units	14,843,441
Available for future issuance under stock award plans	29,912,729
Available for future issuance under employee stock purchase plan	9,804,643
Total common shares reserved for future issuance	61,832,833

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

During the three months ended March 31, 2025, the Company did not repurchase and subsequently retire any shares of common stock under the Share Repurchase Program. As of March 31, 2025, $50,000 remained available for future share repurchases under the Share Repurchase Program.

11. Stock-Based Compensation

Stock Plans

The Company maintains its 2021 Long-Term Incentive Plan ("2021 Plan") under which it grants stock awards to its employees, directors and non-employee third parties. On January 1, 2025, the number of shares of common stock available to issue under the 2021 Plan automatically increased by 10,216,793 shares. As of March 31, 2025, the Company had 29,912,729 shares of common stock allocated to the 2021 Plan, but not yet issued or granted as an award.

The Company also maintains its 2021 Employee Stock Purchase Plan ("ESPP"), under which eligible employees may purchase the Company’s common stock through accumulated payroll deductions. On January 1, 2025, the number of shares of common stock reserved for issuance under the ESPP automatically increased by 2,043,359. As of March 31, 2025, the number of shares of common stock reserved for issuance under the ESPP was 9,804,643.

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

Stock option activity for the three months ended March 31, 2025 was as follows:

	Stock Options
	Number of Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance as of December 31, 2024	7,396,102	$9.02	6.51	$14,247
Exercised	(82,121)	1.72
Cancelled	(40,909)	9.00
Expired	(1,052)	1.09
Balance as of March 31, 2025	7,272,020	$9.14	6.31	$5,718
Vested and exercisable	5,748,514	$9.10	5.94	$5,496

AvidXchange Holdings, Inc.

Notes to the Unaudited Consolidated Financial Statements

(in thousands, except share and per share data)

As of March 31, 2025, the total unamortized stock-based compensation expense related to the unvested stock options was $5,982, which the Company expects to amortize over a weighted average period of 1.9 years.

Restricted Stock Units

RSUs have a vesting period of between one and four years. Any unvested RSUs are forfeited upon termination of employment. RSUs are valued based on the trading price of the Company's common stock at the date of grant. RSUs granted prior to the Company's IPO are valued at the estimated value of a share of common stock at the date of grant.

RSU activity for the three months ended March 31, 2025 was as follows:

	Restricted Stock Units
	Number of Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value
Balance as of December 31, 2024	10,098,649	$10.58
Granted	6,778,725	8.45
Released	(1,777,444)	10.83
Cancelled	(256,489)	7.60
Balance as of March 31, 2025	14,843,441	$9.63

As of March 31, 2025, the total unamortized stock-based compensation expense related to the unvested RSUs was $131,766, which the Company will amortize over a weighted average period of 2.6 years.

Stock-Based Compensation Expense

Stock-based compensation expense from stock options and RSUs, reduced for actual forfeitures, was included in the following line items in the accompanying unaudited consolidated statements of operations:

	Three Months Ended March 31,
	2025	2024
Cost of revenues	$1,940	$1,197
Sales and marketing	1,397	1,098
Research and development	3,689	3,658
General and administrative	7,200	4,813
Total	$14,226	$10,766

Employee Stock Purchase Plan

Stock-based compensation expense for the ESPP is based on the estimated fair value of the option to purchase shares at a discount and uses grant date inputs including the purchase discount, expected contributions and stock price. Total ESPP expense recorded in the Company's unaudited consolidated statements of operations was as follows:

	Three Months Ended March 31,
	2025	2024
ESPP expense	$260	$193

12. Income Taxes

The Company’s effective tax rate for the three months ended March 31, 2025 and 2024 was (17.5)% and (14.1)%, respectively. The Company's effective tax rate is driven by current federal and state income taxes in taxable jurisdictions and changes in the Company's valuation allowances relative to pretax earnings.

13. Subsequent Events

Share Issuance

On April 30, 2025, the Company issued 207,840 shares of common stock under its employee stock purchase plan at a purchase price of $6.96 per share representing a 15% discount on the closing price of $8.19 on the ending date of the offering period for an aggregate of $1,447. The purchase price is based on the lower of the fair market value of the Company's common stock at the grant date or purchase date.

Proposed Plan of Merger

On May 6, 2025, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Arrow Borrower 2025, Inc., a Delaware corporation (“Parent”), and Arrow Merger Sub 2025, Inc., a Delaware corporation and a wholly owned

AvidXchange Holdings, Inc.

Notes to the Unaudited Consolidated Financial Statements

(in thousands, except share and per share data)

subsidiary of Parent (“Merger Sub”), pursuant to which, subject to the satisfaction or waiver of the conditions set forth therein, Merger Sub will be merged with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly-owned subsidiary of Parent. Parent and Merger Sub are subsidiaries of an investment fund affiliated with TPG Global, LLC. Corpay, Inc. will also be a direct or indirect investor in Parent.

Pursuant to the terms of the Merger Agreement, at the effective time of the Merger (the “Effective Time”), and by virtue of the Merger, each share of common stock that is issued and outstanding immediately prior to the Effective Time (other than certain shares as set forth in the Merger Agreement), will be automatically canceled and converted into the right to receive cash in an amount equal to $10.00 (as may be adjusted as pursuant to the Merger Agreement), payable to the holder thereof, without interest, subject to any required withholding of taxes.

The Merger is expected to close in the fourth quarter of 2025, subject to the satisfaction or waiver of customary closing conditions, including receipt of required approval by the Company’s stockholders and certain specified antitrust and money transmitter license approvals. If the Merger is consummated, the common stock of the Company will be delisted from Nasdaq and deregistered under the Securities Exchange Act of 1934, as amended, and the Company will become a privately held company.

The Company expects to incur additional expenses relating to the Merger, such as legal, accounting, financial advisory, printing and other professional services fees, as well as other customary payments. During the three months ended March 31, 2025, in connection with the Merger, the Company incurred approximately $2,141 of transaction-related expenses, reported in general and administrative expense in the Company’s unaudited consolidated statements of operations. In the event that the Merger is terminated under certain circumstances set forth in the Merger Agreement, the Company may also be required to pay a termination fee to Parent of $78,000, or may be entitled to receive a termination fee of $133,000 from Parent.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the unaudited interim financial statements and notes thereto included in this Quarterly Report on Form 10-Q and with our audited financial statements and notes thereto for the year ended December 31, 2024 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2024.

Cautionary Note Regarding Forward Looking Statements

The following discussion and other parts of this Quarterly Report contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) and the Private Securities Litigation Reform Act of 1995 (collectively with the Securities Act and the Exchange Act, the “Acts”). We intend for all such forward-looking statements to be covered by the applicable safe harbor provisions for forward-looking statements contained in the Acts. All statements other than statements of historical fact contained in this Quarterly Report, including statements regarding the expected timing, completion, and effects of the proposed merger transaction (the "Transaction") involving us, Arrow Borrower 2025, Inc. and Arrow Merger Sub 2025, Inc., our future operating results and financial position, our business strategy and plans, market growth, and our objectives for future operations, may constitute forward-looking statements. These statements are often identified by the use of words such as “believe,” “may,” “will,” “estimate,” “potential,” “continue,” “anticipate,” “intend,” “expect,” “could,” “would,” “project,” “plan,” “target,” and similar expressions or variations. The forward-looking statements in this Quarterly Report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, operating results, business strategy, short-term and long-term business operations and objectives. These forward-looking statements speak only as of the date of this Quarterly Report and are subject to a number of risks, uncertainties and assumptions, including (i) the timing, receipt and terms and conditions of any required governmental and regulatory approvals of the Transaction that could reduce anticipated benefits or cause the parties to abandon the Transaction; (ii) the possibility that the Company’s stockholders may not approve the Transaction; (iii) the occurrence of any event, change or other circumstance that could give rise to the termination of the merger agreement entered into pursuant to the Transaction; (iv) the risk that the parties to the merger agreement may not be able to satisfy the conditions to the Transaction in a timely manner or at all; (v) the risk of any litigation relating to the Transaction; (vi) the risk that the Transaction and its announcement could have an adverse effect on the ability of the Company to retain buyers and retain and hire key personnel and maintain relationships with buyers, suppliers, employees, stockholders and other business relationships and on the Company’s operating results and business generally; (vii) the risk that the Transaction and its announcement could have adverse effects on the market price of the Company’s common stock; (viii) the possibility that the parties to the Transaction may not achieve some or all of any anticipated benefits with respect to the Company’s business and the Transaction may not be completed in accordance with the parties’ expected plans or at all; (ix) the risk that restrictions on the Company’s conduct during the pendency of the Transaction may impact the Company’s ability to pursue certain business opportunities; (x) the possibility that the Transaction may be more expensive to complete than anticipated, including as a result of unexpected factors or events; (xi) the occurrence of any event, change or other circumstance that could give rise to the termination of the merger agreement, including in circumstances requiring the Company to pay a termination fee; (xii) the risk that the Company’s stock price may decline significantly if the Transaction is not consummated; (xiii) the Company’s ability to enter into new strategic relationships and to further develop existing strategic relationships, including relationships with accounting and enterprise resource planning software providers, financial institutions, payment processing and other service providers; (xiv) the Company’s ability to develop or acquire and deploy new solutions; (xv) the Company’s ability to raise capital and the terms of those financings; (xvi) the Company’s ability to identify and respond to cybersecurity threats and incidents; (xvii) the risk posed by legislative, regulatory and economic developments affecting the Company’s business; (xviii) general economic and market developments and conditions, including with respect to federal monetary policy, federal trade policy, interest rates, interchange rates, labor shortages and supply chain issues; and (xix) the other risk factors and cautionary statements described in Part II, Item 1A under the heading “Risk Factors” and in the Company's Annual Report on Form 10-K for the year ended December 31, 2024, and other documents filed by the Company with the Securities and Exchange Commission ("SEC"). The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise.

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

Proposed Plan of Merger

On May 6, 2025, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Arrow Borrower 2025, Inc., a Delaware corporation (“Parent”), and Arrow Merger Sub 2025, Inc., a Delaware corporation and a wholly-owned subsidiary of Parent (“Merger Sub”), pursuant to which, subject to the satisfaction or waiver of the conditions set forth therein, Merger Sub will merge with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly owned subsidiary of Parent. Parent and Merger Sub are subsidiaries of an investment fund affiliated with TPG Global, LLC. Corpay, Inc. will also be a direct or indirect investor in Parent. The Merger is expected to close in the fourth quarter of 2025. If the Merger is consummated, the common stock of the Company will be delisted from Nasdaq and deregistered under the Securities Exchange Act of 1934, as amended, and the Company will become a privately held company. See Note 13 "Subsequent Events" of our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.

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

Our revenues are recurring in nature and are derived from multiple sources, predominantly through software revenue from our buyers and revenue from payments made to their suppliers. The table below represents our revenues disaggregated by type of service performed (in thousands):

	Three Months Ended March 31,
Disaggregation of Revenue:	2025	2024
Software revenue	$30,938	$29,688
Payment revenue	75,940	75,202
Services revenue	1,064	708
Total revenues	$107,942	$105,598

Software revenue, payment revenue and services revenue are described below in the section titled "Components of Results of Operations."

Macroeconomic Environment’s Impact on Revenue

Economic uncertainty driven by rapidly evolving tariff proposals as well as a lack of legislative action with respect to tax cuts and the regulatory environment, drove sentiment during the first three months of 2025 and raised concerns of slower growth and higher inflation. With this uncertainty as a backdrop, we believe that certain of our customers continue to exhibit caution in their purchasing decisions. More broadly, we believe that certain of the verticals or sub-components of those verticals in which we operate have been and may continue to be more adversely impacted by the macroeconomic environment.

Tempered spending by prospects and customers impacts us primarily in two ways. First, tempered spending and a focus on costs can impact payment volumes, payment amounts, and payment type mix. The business metrics that best reflect this impact include transaction yield and total payment volume. Second, cautious spending impacts sales and is reflected, in part, in our software revenue as well as the number of invoices that we process. The business metric that best reflects this impact can be found in transactions processed.

As for potential changes in the interest rate environment, when rates move higher, our payment revenue and interest income, resulting from the funds we hold for buyers, tend to be positively impacted. Interest income, which is a component of our payment revenue, would be negatively impacted should the Federal Reserve elect to cut interest rates. Such changes could also lead to difficulty in comparing our current consolidated financial results to our results in future reporting periods.

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

	Three Months Ended March 31,		Percentage
	2025	2024	Change
Transactions Processed	19,681,719	19,320,115	1.9%
Transaction Yield	$5.48	$5.47	0.2%
Total Payment Volume (in millions)	$20,602	$19,867	3.7%

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

Interest income represents interest received from buyer deposits held during the payment clearing process. We receive interest on funds held through our contractual relationship with our buyers, which we recognize as payment revenue. The rate we earn on buyer funds is difficult to predict in the short and long term and will continue to be impacted by the Federal Reserve’s monetary policy and any adjustments that are made in response to inflation. Due to the elevated levels of inflation in the U.S. economy, and the resulting increases in interest rates, since 2022, we have experienced an increase in revenues generated on funds held during the payment clearing process. This level of interest income on buyer deposits may not be sustainable in future years or in nearer term periods depending on the Federal Reserve’s future actions. The Federal Reserve is expected by many to reduce interest rates in near to mid-term future periods, which would in turn have a negative impact on our payment revenue although the extent to which rates will be reduced, if at all, and the specific timing of the rate cuts remains highly uncertain.

Our media payments business includes customers that are involved in political advertising in the U.S. Revenue from these customers is cyclical as it is connected to U.S. election advertising spend, which tends to increase during significant election years, such as mid-term and presidential elections. As 2024 was a presidential election year, we expect a decrease in the payments associated with political advertising in connection with the presidential election cycle in 2025, which is not a significant election year, compared to 2024.

We utilize service providers to process a substantial portion of our payment revenue that is derived from interchange fees earned on payment transactions processed as VCCs. A large percentage of our revenue is processed by a small number of providers and our revenue is also dependent on the rates we are able to negotiate with these providers. See Note 2 "Summary of Significant Accounting Policies" of our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for disclosures regarding this concentration.

Services Revenue

Services revenue includes fees charged to process buyer change in service requests.

Total Revenue

We expect our total revenue to increase year over year due to an increase in the number of transactions processed, and the number of buyers and suppliers using the AvidPay Network, and that payment revenue should comprise a greater proportion of total revenue compared to software and services revenue as the volume of transactions on the AvidPay Network continue to increase.

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

While we expect our general and administrative expenses to decrease as a percentage of revenue over the longer term, we expect our general and administrative expenses may increase from time to time, both in absolute dollars and as a percentage of revenue, over the shorter term as we continue to build out our infrastructure to support our operations and implement additional safeguards and cybersecurity enhancements.

General and administrative expenses include costs incurred from time to time related to events and transactions not directly attributable to operations. For example, during 2025, general and administrative expenses include deal costs incurred in connection with the proposed Merger. Additionally, general and administrative expenses may also include restructuring costs incurred in connection with planned reductions of our U.S. workforce. Restructuring costs consist of one-time severance charges to be paid to affected employees. We expect to continue to incur significant transaction costs in connection with the Merger.

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

Results of Operations

The following table sets forth our results of operations for the periods presented (in thousands, except share and per share data):

	Three Months Ended March 31,
	2025	2024
Revenues	$107,942	$105,598
Cost of revenues (exclusive of depreciation and amortization expense)	30,789	30,333
Operating expenses
Sales and marketing	22,511	19,741
Research and development	25,382	25,904
General and administrative	28,948	24,260
Impairment and write-off of intangible assets	-	162
Depreciation and amortization	8,669	9,307
Total operating expenses	85,510	79,374
Loss from operations	(8,357)	(4,109)
Other income (expense)
Interest income	4,141	6,562
Interest expense	(2,006)	(3,337)
Other income	2,135	3,225
Loss before income taxes	(6,222)	(884)
Income tax expense	1,089	125
Net loss	$(7,311)	$(1,009)
Net loss per share attributable to common stockholders, basic and diluted	$(0.04)	$(0.00)
Weighted average number of common shares used to compute net loss per share attributable to common stockholders, basic and diluted	205,018,908	204,896,718

Comparison of the Three Months Ended March 31, 2025 and 2024

Revenues

	Three Months Ended March 31,		Period-to-Period Change
(in thousands)	2025	2024	Amount	Percentage
Revenues	$107,942	$105,598	$2,344	2.2%

The increase in revenues was largely comprised of an increase in software revenue of $1.3 million, or 4.2%, driven primarily by increased payment transaction volume from new and existing customers as well as an increase in certain subscription-based revenue. Payment revenue increased by $0.7 million, or 1.0%, driven primarily by increased electronic payments on the AvidPay Network due to the addition of new and existing buyer payment transaction volume and an increase in payment yield. Payment revenue and payment yield were negatively impacted by interest on funds held for customers as the rate earned on those funds decreased during the period compared to rates earned in the prior year period. Payment revenue from interest decreased $2.1 million to $11.0 million in the first quarter of 2025 from $13.1 million in the first quarter of 2024.

Cost of Revenues

	Three Months Ended March 31,
	2025		2024		Period-to-Period Change
(in thousands)	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage
Cost of revenues (excluding depreciation and amortization expense)	$30,789	28.5%	$30,333	28.7%	$456	1.5%

The increase in cost of revenues (excluding depreciation and amortization expense) was driven primarily by an increase in invoices and check processing fees of $0.5 million, an increase in Payments Accelerator reserve of $0.3 million, and an increase in employee costs of $0.3 million. These increases were offset by decreases in consulting and contract labor costs of $0.3 million and a decrease in IT infrastructure costs of $0.2 million.

Operating Expenses

	Three Months Ended March 31,
	2025		2024		Period-to-Period Change
(in thousands)	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage
Sales and marketing	$22,511	20.9%	$19,741	18.7%	$2,770	14.0%
Research and development	25,382	23.5%	25,904	24.5%	(522)	(2.0)%
General and administrative	28,948	26.8%	24,260	23.0%	4,688	19.3%
Impairment and write-off of intangible assets	-	0.0%	162	0.2%	(162)	(100.0)%
Depreciation and amortization	8,669	8.0%	9,307	8.8%	(638)	(6.9)%

Sales and Marketing Expenses

The increase in sales and marketing expenses was driven primarily by an increase in employee costs of $1.5 million. The increase in employee costs was primarily driven by an increase in headcount, a $0.3 million increase in stock-based compensation and a decrease in the capitalization of sales commissions of $0.4 million. Additionally, sales and marketing expenses increased due to increases in marketing costs of $0.5 million, partner commissions of $0.3 million, travel expenses of $0.2 million, and amortization expense of deferred sales commissions of $0.2 million.

Research and Development Expenses

The decrease in research and development expenses was driven primarily by an increase in the amount capitalized for software development costs of $0.4 million as well as a decrease in IT infrastructure costs of $0.2 million. These decreases were offset by an increase in engaging consultants and contractors of $0.2 million.

General and Administrative Expenses

The increase in general and administrative expense is driven primarily by an increase in employee costs of $2.7 million due primarily to stock-based compensation expense. We incurred transaction and deal costs of $2.1 million, primarily related to the proposed merger transaction, during the period as well as increases in IT infrastructure costs of $0.4 million related to several enhancement initiatives and an increase of $0.3 million as a result of a benefit recognized from insurance proceeds received in the prior year period. These increases were offset by a $0.5 million decrease in restructuring costs incurred in the prior year period.

Depreciation and Amortization

Depreciation and amortization decreased in absolute terms due primarily to the amortization of acquired intangible assets as well as fixed asset depreciation.

Other Income (Expense)

	Three Months Ended March 31,
	2025		2024		Period-to-Period Change
(in thousands)	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage
Other Income (Expense)	$2,135	2.0%	$3,225	3.1%	$(1,090)	(33.8)%

The decrease in other income is due to an unfavorable decrease in interest income of $2.4 million related to a lower cash balance and a decrease in interest rates partially offset by a favorable decrease in interest expense of $1.3 million that resulted from repaying our term loan in 2024.

Income Tax Expense

	Three Months Ended March 31,
	2025		2024		Period-to-Period Change
(in thousands)	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage
Income tax expense	$1,089	1.0%	$125	0.1%	$964	771.2%

The provision for income taxes is driven by current federal and state income taxes in taxable jurisdictions and changes in the Company's valuation allowances relative to pretax earnings.

Liquidity and Capital Resources

Prior to the second quarter of 2024, we did not historically generate positive cash flow through our operations. We have historically financed our operations and capital expenditures primarily through sales of common and preferred stock, through borrowings under our credit facilities, as described below, and through our IPO that was completed in October 2021, which resulted in net proceeds of $621.4 million, including the exercise of the overallotment option and after deducting underwriting discounts and commissions of $40.4 million and offering expenses of approximately $11.8 million. As of March 31, 2025, our principal sources of liquidity are our unrestricted cash and cash equivalents of $307.3 million, marketable securities of $82.0 million, cash from operations, and funds available under our revolving credit facility, which we refer to as the 2024 Amended and Restated Credit Agreement, which we entered into in August 2024. As of March 31, 2025, our unused committed capacity under the 2024 Amended and Restated Credit Agreement was $150.0 million comprised of a revolving commitment.

We believe that our unrestricted cash, cash equivalents, marketable securities, cash from operations, and funds available under our 2024 Amended and Restated Credit Agreement will be sufficient to meet our working capital requirements for at least the next twelve months. To the extent existing cash, marketable securities, cash from operations, and amounts available for borrowing under the 2024 Amended and Restated Credit Agreement are insufficient to fund future activities, we may need to raise additional capital. In the future, we may attempt to raise additional capital through the sale of equity securities or through equity-linked or debt financing arrangements. If we raise additional capital by issuing equity or equity-linked securities, the ownership of our existing stockholders will be diluted. If we raise additional capital by the incurrence of additional indebtedness, we may be subject to increased fixed payment obligations and could also be subject to additional restrictive covenants, such as limitations on our ability to incur additional debt, and other operating restrictions that could adversely impact our ability to conduct our business. Our ability to raise additional debt may be limited by applicable regulatory requirements as a licensed money transmitter that require us to meet certain net worth requirements. Any future indebtedness we incur may result in terms that could be unfavorable to equity investors. There can be no assurances that we will be able to raise additional capital. The inability to raise capital would adversely affect our ability to achieve our business objectives.

On May 6, 2025, AvidXchange Holdings, Inc. entered into an Agreement and Plan of Merger ("Merger"). If the Merger is consummated, the common stock of the Company will be delisted from Nasdaq and deregistered under the Securities Exchange Act of 1934, as amended, and the Company will become a privately held company. See Note 13 "Subsequent Events" included elsewhere in this Quarterly Report on Form 10-Q for additional information.

Cash Flows

Below is a summary of our unaudited consolidated statements of cash flows:

Selected Cash Flow Data:	Three Months Ended March 31,
(in thousands)	2025	2024
Net cash (used in) provided by:
Operating activities	$7,396	$(6,352)
Investing activities	(55,526)	(59,547)
Financing activities	(101,020)	(355,612)
Net decrease in cash, cash equivalents, and restricted funds held for customers	$(149,150)	$(421,511)

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

Net cash provided by operating activities improved to $7.4 million during the three months ended March 31, 2025 from $6.4 million used in operating activities during the three months ended March 31, 2024, due primarily to changes in working capital, primarily due to variations in timing of payment of accounts payable and accrued expenses.

Net Cash Used in Investing Activities

Cash flows related to our investing activities consist primarily of the maturity and purchases of marketable securities, purchases of property and equipment, purchases of intangible assets, capitalization of internal-use software, and supplier advances related to our Payment Accelerator product.

Net cash used in investing activities increased to $55.5 million during the three months ended March 31, 2025 compared to $59.5 million used in investing activities during the three months ended March 31, 2024, primarily driven by differences in the timing of purchases and maturities in our portfolio of held-to-maturity marketable securities as well as a net increase in supplier advances of $1.9 million.

Net Cash Used in Financing Activities

Cash flows related to our financing activities consist primarily of changes in restricted buyer fund deposits related to buyer payment transactions, exercise of stock options, principal payments on financing leases, borrowings and repayments of long-term debt, and share repurchases.

Net cash used in financing activities was $101 million during the three months ended March 31, 2025 compared to $355.6 million during the three months ended March 31, 2024, due primarily to variations in the inflows and outflows from payment service obligations of our customers as well as proceeds from the issuance of common stock.

Outstanding Debt

Below is a summary of our outstanding debt (in thousands):

	As of March 31, 2025	As of December 31, 2024
Total principal due on promissory notes payable for land acquisition	$9,100	$9,100
Current portion of promissory notes	(4,800)	(4,800)
Long-term debt	$4,300	$4,300

Credit Facilities

On August 8, 2024, we entered into an agreement to amend and restate our previous credit facility. As a result, we repaid the outstanding amount of the term loan and expanded the borrowing capacity of the revolving line of credit. As of March 31, 2025, the aggregate available borrowing capacity under this agreement was $150.0 million, which may be increased, subject to specific conditions, by an additional amount (for all such increases) not to exceed $150.0 million, for a total aggregate amount of $300.0 million.

We were in compliance with our financial covenants as of March 31, 2025. Refer to Note 9 "Long-Term Debt" of our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional details about our credit facilities.

Land Promissory Notes

We have promissory notes in connection with land and improvements adjacent to our Charlotte, North Carolina headquarters campus. Refer to Note 9 "Long-Term Debt" of our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for information on our promissory notes.

Issuances of Common Stock

During the three months ended March 31, 2025, we issued shares of common stock under our existing stock plans. Refer to our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for details.

Share Repurchases

In August 2024, our board of directors authorized the repurchase of up to $100.0 million of our outstanding shares of common stock. During the three months ended March 31, 2025, we did not repurchase and subsequently retire any shares of common stock under the Share Repurchase Program. Refer to Note 10 "Stockholders' Equity" to our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional details.

Payment Obligations

We process payments for our customers. As part of our payment product offering, we have recorded payment service obligations in our unaudited consolidated balance sheets of $1,149.5 million as of March 31, 2025 and an offsetting asset of restricted funds held for customers. This balance is short-term in nature and represents our obligation to pay our customers' suppliers as directed by our customers.

We historically transmitted buyer customer funds using a legacy model pursuant to which buyer customer funds were held in trust accounts that were maintained and operated by a trustee pending distribution to suppliers in accordance with instructions provided through our platform. After buyers’ funds were deposited in a trust account, we initiated payment through external payment networks whereby the buyers’ funds were distributed from the trust to the appropriate supplier. We are not the trustee or beneficiary of the trusts which hold these buyer deposits; accordingly, we do not record these assets and offsetting liabilities on our unaudited consolidated balance sheets. We have largely transitioned away from the trust model although certain banks that resell our products and services continue to leverage a similar structure. We contractually earn interest on funds held for certain buyers. The amount of Company and bank customer funds held in all trust-related and similar accounts was approximately $16.6 million and $14.6 million as of March 31, 2025 and December 31, 2024, respectively.

Contractual Obligations

There were no material changes in our contractual obligations and commitments during the three months ended March 31, 2025 from the contractual obligations and commitments disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024. See Note 8 "Leases and Leasing Commitments" of the notes to our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information regarding contractual obligations and commitments.

Critical Accounting Policies and Estimates

Our unaudited consolidated financial statements have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the unaudited consolidated financial statements, as well as the reported revenue generated, and reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

There have been no material changes to our critical accounting policies as compared to the critical accounting policies and significant judgments and estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024 as filed with the SEC on February 28, 2025.

Recent Accounting Pronouncements

See Note 2 "Summary of Significant Accounting Policies" to our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted as of March 31, 2025.

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

Our operating cash may be invested in accordance with our cash investment policy. Under that policy, we invest with the objective of preserving capital while optimizing yield. Permissible investments include U.S. Treasury instruments, U.S. Government Agency securities, Government-Sponsored Enterprise securities, corporate bonds, commercial paper, certificates of deposit, and money market funds. As of March 31, 2025, we held marketable securities with an amortized cost basis of $82.0 million and money market funds with an aggregate value of $84.9 million. The remaining amount of operating cash was held in interest-bearing demand deposit accounts.

Our buyer funds assets are invested with safety of principal, liquidity, and diversification as the primary objectives. Consistent with these objectives, we also seek to maximize interest income and to minimize the volatility of interest income with emphasis on liquidity. Pursuant to our investment policy and subject to applicable law, buyer funds may be invested in U.S. Treasury securities, U.S. Government Agency securities, or other cash equivalents, including certificates of deposit and time deposits. As of March 31, 2025, all buyer funds have been invested in interest-bearing demand deposit accounts.

We are exposed to interest-rate risk relating to our investment portfolio, which consists principally of interest-bearing demand deposit accounts as well as investments made in accordance with our cash investment policy. We recognize interest earned from buyer funds assets as revenue. We generally do not pay interest to buyers. Factors that influence the rate of interest we earn include the short-term market interest rate environment and the weighting of balances by security type. The annualized interest rate earned on our investment of operating cash and funds held for buyers decreased to 4.01% during the first three months of fiscal year 2025 from 4.88% during fiscal year 2024. Based on current investment practices, an increase in the interest rate of 100 basis points would have changed our interest income in the first three months of fiscal year 2025 from our investment of operating cash by approximately $0.8 million and our interest on buyer funds assets by approximately $3.0 million based upon the average balances for the first three months of fiscal year 2025 of $396.4 million in operating cash investments and $1,116.9 million in buyer funds investments, respectively. In addition to interest rate risks, we also have exposure to risks associated with changes in laws and regulations that may affect buyer fund balances. For example, a change in regulations that restricts the permissible investment alternatives for buyer funds may reduce our interest earned revenue.

We are also exposed to interest-rate risk relating to existing variable rate bank borrowings. As of March 31, 2025 and December 31, 2024, we had no outstanding borrowings on variable rate debt.

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

Concentration Risk

A substantial portion of our revenue is derived from interchange fees earned on payment transactions processed from VCC service providers. Prior to 2022, our interchange fees were processed primarily through a single provider. To mitigate this concentration risk, we have expanded the number of processor suppliers. Revenue from two of these suppliers was greater than 10% of our total revenue, individually. Refer to Note 2 "Summary of Significant Accounting Policies" of our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information regarding this concentration.

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

We are also exposed to concentration risk associated with buyer funds that we hold in Company-owned accounts, which are subject to applicable state money transmitter laws, and in trust accounts. As of March 31, 2025, all buyer funds have been invested in interest-bearing demand deposit accounts. The majority of these demand accounts are maintained at one institution which is a full-service, FDIC-insured national bank supervised by the Office of the Comptroller of the Currency and is a subsidiary of a bank holding company subject to regulation, supervision, and examination by the Federal Reserve. As indicated above, while we do not currently maintain private insurance to mitigate this risk, we seek to mitigate this risk by monitoring financial institutions that we conduct business with and endeavoring to maintain our cash balances at large well-capitalized financial institutions.

ITEM 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures. Based on that evaluation, our CEO and CFO concluded that, as of March 31, 2025, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter ended March 31, 2025, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Except to the extent updated below or previously updated, or to the extent additional factual information disclosed elsewhere in this Quarterly Report on Form 10-Q relates to such risk factors (including, without limitation, the matters discussed in Part I, Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operation", there have been no material changes to the risk factors associated with our business previously disclosed in "Item 1A. Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2024.

Risks Related to the Proposed Merger

The proposed Merger is subject to approval of our stockholders as well as the satisfaction of other closing conditions, including receipt of certain specified antitrust and money transmitter license approvals, some or all of which may not be satisfied or completed within the expected timeframe, if at all.

Completion of the Merger is subject to a number of closing conditions, including obtaining the approval of our stockholders, the expiration or earlier termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the clearances, approvals, consents and expiration or termination of applicable waiting periods under other specified antitrust laws, and the receipt of consents, authorizations, approvals, filings, notifications, waivers, exemptions, non-objections or registrations related to money transmitter licenses or in connection with a change in control of the Company or any of its subsidiaries under applicable money transmitter requirements and expiration or termination of applicable waiting periods. We can provide no assurance that all required consents and approvals will be obtained or that all closing conditions will otherwise be satisfied (or waived, if applicable), and, even if all required consents and approvals can be obtained and all closing conditions are satisfied (or waived, if applicable), we can provide no assurance as to the terms, conditions and timing of such consents and approvals or the timing of the completion of the Merger. Many of the conditions to completion of the Merger are not within our control, and we cannot predict when or if these conditions will be satisfied (or waived, if applicable). Any adverse consequence of the pending Merger could be exacerbated by any delays in completion of the Merger or termination of the Merger Agreement.

Each party’s obligation to consummate the Merger is also subject to the accuracy of the representations and warranties of the other party (subject in some instances to materiality or “material adverse effect” qualifiers) and compliance in all material respects with the covenants and agreements contained in the Merger Agreement as of the Closing, including, with respect to us, covenants to conduct our business in the ordinary course prior to the Closing. In addition, the Merger Agreement may be terminated under certain specified circumstances. As a result, we cannot assure you that the Merger will be completed, even if our stockholders approve the Merger, or that, if completed, it will be on the terms set forth in the Merger Agreement or within the expected time frame.

We may not complete the proposed Merger within the time frame we anticipate or at all, which could have an adverse effect on our business, financial results and/or operations.

The proposed Merger may not be completed within the expected timeframe, or at all, as a result of various factors and conditions, some of which may be beyond our control. If the Merger is not completed for any reason, including as a result of failure to obtain the approval of our stockholders, our stockholders will not receive any payment for their shares of common stock in connection with the Merger. Instead, we will remain a public company, our common stock will continue to be listed and traded on The Nasdaq Global Select Market and registered under the Exchange Act, and we will be required to continue to file periodic reports with the SEC.

Moreover, our ongoing business may be materially adversely affected, and we would be subject to a number of risks, including the following:

•
we may experience negative reactions from the financial markets, including negative impacts on our stock price;
•
we may experience negative publicity, which could have an adverse effect on our ongoing operations including, but not limited to, retaining and attracting employees, customers, partners, suppliers and others with whom we do business;
•
we will still be required to pay certain significant costs relating to the Merger, such as legal, accounting, financial advisory, printing and other professional services fees, which may relate to activities that we would not have undertaken other than in connection with the Merger;
•
we may be required to pay a termination fee to Parent of $78.0 million if the Merger Agreement is terminated under certain circumstances;
•
while the Merger Agreement is in effect, we are subject to restrictions on our business activities without Parent’s prior consent, including, among other things, restrictions on our ability to engage in certain kinds of material transactions, which could prevent us from pursuing strategic business opportunities, taking actions with respect to our business that we may consider advantageous and responding effectively and/or timely to competitive pressures and industry developments, and may as a result materially adversely affect our business, results of operations and financial condition;
•
matters relating to the Merger require substantial commitments of time and resources by our management, which could result in the distraction of management from ongoing business operations and pursuing other opportunities that could have been beneficial to us;
•
we may commit significant time and resources to defending against litigation related to the Merger; and
•
we may encounter difficulties retaining our workforce due to the Merger.

If the Merger is not consummated, the risks described above may materialize, and they may have a material adverse effect on our business operations, financial results and stock price.

We will be subject to various uncertainties while the Merger is pending that may cause disruption and may make it more difficult to maintain relationships with customers, suppliers and other third-party business partners.

Our efforts to complete the Merger could cause substantial disruptions in, and create uncertainty surrounding, our business, which may materially adversely affect our results of operation and our business. Uncertainty as to whether the Merger will be completed may affect our ability to recruit prospective employees or to retain and motivate existing employees. Employee retention may be particularly challenging while the Merger is pending because employees may experience uncertainty about their roles following the Merger. As mentioned above, a substantial amount of our management’s and employees’ attention is being directed toward the completion of the Merger and thus may be diverted from our day-to-day operations. Uncertainty as to our future could adversely affect our business and our relationship with customers, suppliers, partners and potential customers. For example, customers, suppliers and other third parties may defer decisions regarding working with us, or seek to change existing business relationships with us. Changes to or termination of existing business relationships could adversely affect our revenue, earnings and financial condition, as well as the market price of our common stock. The adverse effects of the pendency of the Merger could be exacerbated by any delays in completion of the Merger or termination of the Merger Agreement.

In certain instances, the Merger Agreement requires us to pay a termination fee to Parent, which could affect the decisions of a third party considering making an Acquisition Proposal.

Under the terms of the Merger Agreement, we may be required to pay Parent a termination fee of $78.0 million under specified conditions, including if Parent terminates the Merger Agreement before receipt of our stockholders’ approval due to a change in recommendation by our Board, or we terminate the Merger Agreement to enter into a Superior Proposal (as defined in the Merger Agreement). This payment could affect the structure, pricing and terms proposed by a third party seeking to acquire or merge with us and could discourage a third party from making an Acquisition Proposal (as defined in the Merger Agreement), including a proposal that would be more favorable to our stockholders than the Merger.

We have incurred, and will continue to incur, direct and indirect costs as a result of the proposed Merger.

We have incurred, and will continue to incur, significant costs and expenses, including regulatory costs, fees for professional services and other transaction costs in connection with the proposed Merger, for which we will have received little or no benefit if the Merger is not completed. There are a number of factors beyond our control that could affect the total amount or the timing of these costs and expenses. Many of these fees and costs will be payable by us even if the Merger is not completed and may relate to activities that we would not have undertaken other than to complete the Merger.

Litigation challenging the Merger Agreement may prevent the Merger from being consummated within the expected timeframe or at all.

Lawsuits may be filed against us, our Board or other parties to the Merger Agreement, challenging our acquisition by Parent and making other claims in connection therewith. Such lawsuits may be brought by our purported stockholders and seek, among other things, to enjoin consummation of the Merger. One of the conditions to the consummation of the Merger is that the Merger is not restrained, enjoined or prohibited by any order (whether temporary, preliminary or permanent) of any governmental entity or prevented or made illegal by any applicable law. As such, if the plaintiffs in such lawsuits are successful in obtaining an injunction prohibiting the defendants from completing the Merger on the agreed upon terms, then such injunction may prevent the Merger from becoming effective, or from becoming effective within the expected timeframe.

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

(b) Purchases of Equity Securities by the Company

Purchases of Equity Securities by the Company

In August 2024, our board of directors authorized the repurchase of up to $100 million of our outstanding shares of common stock (the "Share Repurchase Program"). Repurchases under the program may be made in the open market, in privately negotiated transactions or otherwise, including pursuant to a Rule 10b5-1 plan. The timing, price, and volume of the repurchases will be executed based on various market and legal factors, and subject to a $50 million cap in any fiscal year pursuant to the terms of the 2024 Amended and Restated Credit Agreement. The Share Repurchase Program will terminate upon the earlier of December 31, 2025 or the date on which the maximum dollar amount has been expended, but is subject to suspension, modification, or termination at any time at the Company's discretion. We did not repurchase and subsequently retire any shares of common stock under the Share Repurchase Program during the three months ended March 31, 2025. As of March 31, 2025, $50 million remained available for future share repurchases under the Share Repurchase Program.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(c) Trading Plans of Directors and Executive Officers

			Trading Agreement
	Action	Date	Rule 10b5-1 (1)	Non-Rule 10b5-1 (2)	Total Shares to be Sold	Expiration Date
Daniel Drees, President *	Terminate	November 6, 2024	X		247,729	Not applicable

(1) Intended to satisfy the affirmative defense of Rule 10b5-1(c)
(2) Not intended to satisfy the affirmative defense of Rule 10b5-1(c)

* We inadvertently omitted to disclose the termination of this 10b5-1 trading plan by Daniel Drees, our President, on November 6, 2024, in Item 9B of Part II of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

Item 6. Exhibits.

		Incorporated by Reference (Unless Otherwise Indicated)
Exhibit Number	Description	Form	File	Exhibit	Filing Date

2.1	Agreement and Plan of Merger, dated as of March 4, 2021, by and among AvidXchange Holdings, Inc., AvidXchange Holdings Merger Sub, Inc., and AvidXchange, Inc.	S-1	333-259632	2.1	September 17, 2021
2.2*	Agreement and Plan of Merger, dated as of May 6, 2025, by and among Arrow Borrower 2025, Inc., Arrow Merger Sub 2025, Inc. and AvidXchange Holdings, Inc.	8-K	001-40898	2.1	May 7, 2025
3.1	Restated Certificate of Incorporation of AvidXchange Holdings, Inc.	8-K	001-40898	3.1	October 15, 2021
3.2	Second Amended and Restated Bylaws of AvidXchange Holdings, Inc.	8-K	001-40898	3.1	September 15, 2022
4.1	Form of Common Stock Certificate	S-1/A	333-259632	4.1	October 1, 2021
4.2	Eighth Amended and Restated Investor Rights Agreement, dated July 9, 2021, by and among AvidXchange Holdings, Inc. and certain holders identified therein	S-1	333-259632	10.1	September 17, 2021
10.1*	Voting and Support Agreement, dated as of May 6, 2025, by and among Arrow Borrower 2025, Inc., AvidXchange Holdings, Inc. and the stockholders party thereto	8-K	001-40898	10.1	May 7, 2025
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	__	__	__	Filed herewith
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	__	__	__	Filed herewith
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	__	__	__	Furnished herewith
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.	__	__	__	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents	__	__	__	Filed herewith
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	__	__	__	Filed herewith

* Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby undertakes to furnish supplemental copies of any of the omitted schedules and exhibits upon request by the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AvidXchange Holdings, Inc.

Date: May 9, 2025	By:	/s/ Joel Wilhite
Joel Wilhite
Chief Financial Officer (Authorized Signatory and Principal Financial and Accounting Officer)