Form 10-Q
period 2025-06-30
AvidXchange Holdings, Inc.
filed 2025-08-07
CIK 1858257

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 4, 2025, the registrant had 207,698,753 shares of common stock, $0.001 par value per share, outstanding.

AvidXchange Holdings, Inc.

Form 10-Q

For the Quarterly Period Ended June 30, 2025

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

AvidXchange Holdings, Inc.

Unaudited Consolidated Balance Sheets

(in thousands, except share and per share data)

	As of June 30,	As of December 31,
	2025	2024
Assets
Current assets
Cash and cash equivalents	$335,773	$355,637
Restricted funds held for customers	1,148,195	1,250,346
Marketable securities	71,461	33,663
Accounts receivable, net of allowances of $4,362 and $4,279, respectively	50,988	51,671
Supplier advances receivable, net of allowances of $2,024 and $1,644 respectively	18,035	14,080
Prepaid expenses and other current assets	15,503	15,317
Total current assets	1,639,955	1,720,714
Property and equipment, net	96,632	97,592
Deferred customer origination costs, net	29,005	28,119
Goodwill	165,921	165,921
Intangible assets, net	65,235	71,068
Other noncurrent assets and deposits	7,087	6,297
Total assets	$2,003,835	$2,089,711
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$20,482	$15,494
Accrued expenses	45,094	46,849
Payment service obligations	1,148,195	1,250,346
Deferred revenue	12,747	13,967
Current maturities of lease obligations under finance leases	36	103
Current maturities of lease obligations under operating leases	663	1,207
Current maturities of long-term debt	4,800	4,800
Total current liabilities	1,232,017	1,332,766
Long-term liabilities
Deferred revenue, less current portion	10,640	11,856
Obligations under finance leases, less current maturities	63,342	63,025
Obligations under operating leases, less current maturities	1,655	1,969
Long-term debt	4,300	4,300
Other long-term liabilities	4,331	3,962
Total liabilities	1,316,285	1,417,878
Commitments and contingencies
Stockholders' equity
Preferred stock, $0.001 par value; 50,000,000 shares authorized, no shares issued and outstanding as of June 30, 2025 and December 31, 2024	-	-
Common stock, $0.001 par value; 1,600,000,000 shares authorized as of June 30, 2025 and December 31, 2024; 207,695,309 and 204,335,860 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	208	204
Additional paid-in capital	1,718,132	1,685,644
Accumulated deficit	(1,030,790)	(1,014,015)
Total stockholders' equity	687,550	671,833
Total liabilities and stockholders' equity	$2,003,835	$2,089,711

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AvidXchange Holdings, Inc.

Unaudited Consolidated Statements of Operations

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues	$110,570	$105,132	$218,512	$210,730
Cost of revenues (exclusive of depreciation and amortization expense)	30,949	30,426	61,738	60,759
Operating expenses
Sales and marketing	23,068	19,956	45,579	39,697
Research and development	26,975	25,008	52,357	50,912
General and administrative	33,510	22,635	62,458	46,895
Impairment and write-off of intangible assets	-	-	-	162
Depreciation and amortization	8,479	9,208	17,148	18,515
Total operating expenses	92,032	76,807	177,542	156,181
Loss from operations	(12,411)	(2,101)	(20,768)	(6,210)
Other income (expense)
Interest income	4,480	5,979	8,621	12,541
Interest expense	(2,010)	(3,323)	(4,016)	(6,660)
Other income	2,470	2,656	4,605	5,881
(Loss) income before income taxes	(9,941)	555	(16,163)	(329)
Income tax (benefit) expense	(477)	119	612	244
Net (loss) income	$(9,464)	$436	$(16,775)	$(573)
Net (loss) income per share attributable to common stockholders, basic and diluted
Basic	$(0.05)	$0.00	$(0.08)	$0.00
Diluted	$(0.05)	$0.00	$(0.08)	$0.00
Weighted average number of common shares used to compute net (loss) income per share attributable to common stockholders, basic and diluted
Basic	206,933,045	207,025,967	205,982,206	205,961,720
Diluted	206,933,045	210,370,559	205,982,206	205,961,720

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AvidXchange Holdings, Inc.

Unaudited Consolidated Statements of Changes in Stockholders’ Equity

(in thousands, except share and per share data)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity

Balances at December 31, 2024	204,335,860	$204	$1,685,644	$(1,014,015)	$671,833
Exercise of stock options	82,121	-	164	-	164
Issuance of common stock upon vesting of restricted stock units, net of shares surrendered for taxes	1,777,444	2	(2)	-	-
Stock-based compensation expense	-	-	14,226	-	14,226
Stock-based compensation expense for Employee Stock Purchase Plan, or ESPP	-	-	260	-	260
Net loss	-	-	-	(7,311)	(7,311)
Balances at March 31, 2025	206,195,425	$206	$1,700,292	$(1,021,326)	$679,172
Exercise of stock options	233,132	1	1,309	-	1,310
Issuance of common stock upon vesting of restricted stock units, net of shares surrendered for taxes	1,058,912	1	(1)	-	-
Issuance of common stock under ESPP	207,840	-	1,447	-	1,447
Stock-based compensation expense	-	-	14,811	-	14,811
Stock-based compensation expense for ESPP	-	-	274	-	274
Net loss	-	-	-	(9,464)	(9,464)
Balances at June 30, 2025	207,695,309	$208	$1,718,132	$(1,030,790)	$687,550

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity

Balances at December 31, 2023	204,084,024	$204	$1,678,401	$(1,022,160)	$656,445
Exercise of stock options	493,608	-	3,168	-	3,168
Issuance of common stock upon vesting of restricted stock units	1,737,736	2	(2)	-	-
Stock-based compensation expense	-	-	10,766	-	10,766
Stock-based compensation expense for ESPP	-	-	193	-	193
Net loss	-	-	-	(1,009)	(1,009)
Balances at March 31, 2024	206,315,368	$206	$1,692,526	$(1,023,169)	$669,563
Exercise of stock options	308,435	-	2,225	-	2,225
Issuance of common stock upon vesting of restricted stock units	1,028,744	1	(1)	-	-
Issuance of common stock under ESPP	167,351	-	1,220	-	1,220
Stock-based compensation expense	-	-	12,117	-	12,117
Stock-based compensation expense for ESPP	-	-	202	-	202
Net income	-	-	-	436	436
Balances at June 30, 2024	207,819,898	$207	$1,708,289	$(1,022,733)	$685,763

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AvidXchange Holdings, Inc.

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities
Net loss	$(16,775)	$(573)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization expense	17,148	18,515
Amortization of deferred financing costs	190	212
Provision for credit losses	1,976	1,481
Stock-based compensation	29,571	23,278
Accrued interest	638	822
Impairment and write-off on intangible assets	-	162
Loss on write-off of fixed assets	3	-
Gain on lease buyout	(172)	-
Accretion of investments held to maturity	(629)	(2,209)
Deferred income taxes	247	178
Changes in operating assets and liabilities
Accounts receivable	184	(3,652)
Accrued interest on investments	43	-
Prepaid expenses and other current assets	(186)	(2,481)
Other noncurrent assets	(980)	(839)
Deferred customer origination costs	(887)	(142)
Accounts payable	4,988	(1,378)
Deferred revenue	(2,436)	(2,735)
Accrued expenses and other liabilities	(1,631)	(11,388)
Operating lease liabilities	(686)	(323)
Total adjustments	47,381	19,501
Net cash provided by operating activities	30,606	18,928
Cash flows from investing activities
Purchase of marketable securities held to maturity	(65,329)	(98,996)
Proceeds from maturity of marketable securities held to maturity	28,117	55,996
Purchases of equipment	(1,324)	(1,100)
Purchases of intangible assets	(9,034)	(8,087)
Supplier advances, net	(5,431)	(4,092)
Net cash used in investing activities	(53,001)	(56,279)
Cash flows from financing activities
Repayments of long-term debt	-	(813)
Principal payments on finance leases	(81)	(150)
Proceeds from issuance of common stock	1,474	5,393
Proceeds from issuance of common stock under ESPP	1,447	1,220
Remittance of taxes upon vesting of restricted stock units	(209)	-
Payment of acquisition-related liability	(100)	(100)
Payment service obligations	(102,151)	(385,201)
Net cash used in financing activities	(99,620)	(379,651)
Net decrease in cash, cash equivalents, and restricted funds held for customers	(122,015)	(417,002)
Cash, cash equivalents, and restricted funds held for customers
Cash, cash equivalents, and restricted funds held for customers, beginning of year	1,605,983	1,985,630
Cash, cash equivalents, and restricted funds held for customers, end of period	$1,483,968	$1,568,628
Supplementary information of noncash investing and financing activities
Property and equipment purchases in accounts payable and accrued expenses	$-	$19
Interest paid on notes payable	-	2,673
Interest paid on finance leases	3,000	2,954
Cash paid for income taxes	369	254

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

On May 6, 2025, AvidXchange Holdings, Inc. entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Arrow Borrower 2025, Inc., a Delaware corporation (“Parent”), and Arrow Merger Sub 2025, Inc., a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Sub”), pursuant to which, subject to the satisfaction or waiver of the conditions set forth therein, Merger Sub will merge with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly owned subsidiary of Parent. Parent and Merger Sub are subsidiaries of an investment fund affiliated with TPG Global, LLC. Corpay, Inc. will also be a direct or indirect investor in Parent. On July 2, 2025, the Company received notice from the Federal Trade Commission of the early termination of the required 30-day waiting period under the HSR Act. In addition, on June 30, 2025, the Company received clearance pursuant to Council Regulation (EC) No. 139/2004 (the EU Merger Regulation) from the European Commission. Completion of the Merger remains subject to the satisfaction of the remaining closing conditions under the Merger Agreement, including receipt of certain money transfer approvals and approval by the Company’s stockholders. If the Merger is consummated, the common stock of the Company will be delisted from Nasdaq and deregistered under the Securities Exchange Act of 1934, as amended, and the Company will become a privately held company.

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

2. Summary of Significant Accounting Policies

Basis of Consolidation and Presentation

The accompanying unaudited consolidated financial statements include the accounts of the Company and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. The unaudited consolidated financial statements have been prepared on the same basis as the annual unaudited consolidated financial statements and reflect all normal and recurring adjustments that are, in the opinion of management, necessary for a fair statement of the Company’s financial position, results of operations, changes in stockholders’ equity, and cash flows for the periods presented. The results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any other future annual or interim period. The unaudited consolidated balance sheets as of December 31, 2024 included herein was derived from the audited financial statements as of that date, but does not include all disclosures including certain notes required by U.S. GAAP on an annual reporting basis. All significant intercompany accounts and transactions have been eliminated. There are no items of comprehensive income.

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

Proposed Plan of Merger

On May 6, 2025, the Company entered into the Merger Agreement. The Company expects to incur additional expenses relating to the Merger, such as legal, accounting, financial advisory, printing and other professional services fees, as well as other customary payments. During the three and six months ended June 30, 2025, in connection with the Merger, the Company incurred approximately $6,450 and $8,590, respectively, of transaction-related expenses, reported in general and administrative expense in the Company’s unaudited consolidated statements of operations. In the event that the Merger is terminated under certain circumstances set forth in the Merger Agreement, the Company may also be required to pay a termination fee to Parent of $78,000, or may be entitled to receive a termination fee of $133,000 from Parent.

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

Concentrations

Significant Services

A substantial portion of the Company’s revenue is derived from interchange fees earned on payment transactions processed as virtual commercial cards (“VCC”). The Company utilizes service providers to process these transactions. Revenue from one service provider represented 27% of total revenue for both the three months ended June 30, 2025 and 2024, and 30% and 20% of total revenue for the six months ended June 30, 2025 and 2024, respectively. Accounts receivable from this service provider represented 39% and 46% of accounts receivable, net as of June 30, 2025 and December 31, 2024, respectively. Revenue from a second provider represented 18% and 19% of total revenue for the three months ended June 30, 2025 and 2024, respectively, and 15% and 26% of total revenue for the six months ended June 30, 2025 and 2024, respectively. Accounts receivable from this second service provider represented 10% and 3% of accounts receivable, net as of June 30, 2025 and December 31, 2024, respectively.

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

Restructuring costs

During the fourth quarter of 2023, the Company initiated a restructuring plan to generate cost savings and improve effectiveness of the organization which resulted in a reduction in the Company’s U.S. workforce. The plan was implemented in the fourth quarter of 2023 and completed in the second quarter of 2024. The Company recorded restructuring costs of $1,157 in the six months ended June 30, 2024, and $3,037 cumulatively, from one-time severance charges in connection with this plan. In the three and six months ended June 30, 2025, the Company recorded $(50) and $618, respectively, in restructuring (gain) costs not associated with this plan. Restructuring costs are included in general and administrative expenses in the unaudited consolidated statements of operations.

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

Marketable Securities

Marketable securities consist of short-term investments in agency and corporate bonds, commercial paper, and various U.S. government backed securities. To reflect its intention, the Company classifies its marketable securities as held-to-maturity at the time of purchase. As a result, the marketable securities are recorded at amortized cost and any gains or losses realized upon maturity are reported in other income (expense) in the unaudited consolidated statements of operations.

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

The Company historically transmitted buyer customer funds using a legacy model pursuant to which buyer customer funds were held in trust accounts that were maintained and operated by a trustee pending distribution to suppliers in accordance with instructions provided through the Company’s platform. The Company is not the trustee or beneficiary of the trusts which hold these buyer deposits; accordingly, the Company does not record these assets and offsetting liabilities on its unaudited consolidated balance sheets. The Company has largely phased out this model although certain banks that resell its products and

AvidXchange Holdings, Inc.

Notes to the Unaudited Consolidated Financial Statements

(in thousands, except share and per share data)

services continue to leverage a similar structure. The Company contractually earns interest on funds held for certain buyers. The amount of Company and bank customer funds held in all trust-related and similar accounts was approximately $50,872 and $14,618 as of June 30, 2025 and December 31, 2024, respectively.

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

The Company has recorded these assets and liabilities at their fair value. In association with this plan, $2,951 and $2,756 were included in other noncurrent assets and $2,615 and $2,393 were included in noncurrent liabilities as of June 30, 2025 and December 31, 2024, respectively, on the Company's unaudited consolidated balance sheets.

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

3. Revenue from Contracts with Customers

Disaggregation of Revenue

The table below presents the Company’s revenues disaggregated by type of services performed.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Software revenue	$32,927	$29,914	$63,865	$59,602
Payment revenue	76,681	74,183	152,621	149,385
Services revenue	962	1,035	2,026	1,743
Total revenues	$110,570	$105,132	$218,512	$210,730

Contract Assets and Liabilities

The Company’s rights to payments are not conditional on any factors other than the passage of time, and as such, the Company does not have any contract assets. Contract liabilities consist primarily of advance cash receipts for services (deferred revenue) and are recognized as revenue when the services are provided.

The table below presents information on accounts receivable and contract liabilities.

	As of June 30, 2025	As of December 31, 2024
Trade accounts receivable, net	$20,479	$19,989
Payment processing receivable, net	30,509	31,682
Accounts receivable, net	$50,988	$51,671
Contract liabilities	$23,387	$25,823

Significant changes in the contract liabilities balance are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue recognized included in beginning of period balance	$(3,217)	$(3,018)	$(5,341)	$(6,409)
Cash received, excluding amounts recognized as revenue during the period	2,049	1,614	4,167	3,674
Adjustments not recognized as revenue	(1,262)	-	(1,262)	-

The tables below present a summary of changes in the Company’s allowances for credit losses and returns for the six months ended June 30, 2025:

	Accounts Receivable
	Allowance for Credit Losses	Allowance for Returns	Supplier Advances Receivable Allowance
Allowance balance, December 31, 2024	$2,498	$1,781	$1,644
Amounts charged to contra revenue, cost of revenues and expenses	500	120	1,489
Amounts written off as uncollectable	(537)	-	(1,448)
Recoveries of amounts previously written off	-	-	339
Deduction released to revenue	-	-	-
Allowance balance, June 30, 2025	$2,461	$1,901	$2,024

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

The Company’s remaining performance obligation consists of contracts with financial institutions who are using the ASCEND solution. These contracts generally have a duration of two to five years and contain fixed maintenance fees that are considered fixed price guarantees. Remaining performance obligation consisted of the following:

	Current	Noncurrent	Total
As of June 30, 2025	$15,824	$17,910	$33,734
As of December 31, 2024	15,805	20,946	36,751

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

The following tables present information about deferred contract costs:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Capitalized sales commissions and implementation costs	$4,039	$3,827	$7,193	$6,480
Amortization of deferred contract costs
Costs to obtain contracts included in sales and marketing expense	$1,830	$1,692	$3,591	$3,243
Costs to fulfill contracts included in cost of revenue	$1,342	$1,546	2,716	$3,095

4. Loss Per Common Share

The following common share equivalent securities have been excluded from the calculation of weighted average common shares outstanding because the effect is anti-dilutive for the periods presented:

AvidXchange Holdings, Inc.

Notes to the Unaudited Consolidated Financial Statements

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
Anti-Dilutive Common Share Equivalents	2025	2024	2025	2024
Stock options	6,996,174	158,920	6,996,174	7,556,543
Restricted stock units	13,518,979	102,523	13,518,979	10,986,075
Employee stock purchase plan	63,469	3,988	63,469	60,450
Total anti-dilutive common share equivalents	20,578,622	265,431	20,578,622	18,603,068

Basic and diluted net loss per common share is calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Net loss	$(9,464)	$436	$(16,775)	$(573)
Net loss attributable to common stockholders	$(9,464)	$436	$(16,775)	$(573)
Denominator:
Weighted-average common shares outstanding, basic	206,933,045	207,025,967	205,982,206	205,961,720
Weighted-average effect of potentially dilutive securities:
Stock options	-	1,322,945	-	-
Restricted stock units	-	2,021,647	-	-
Weighted-average common shares outstanding, diluted	206,933,045	210,370,559	205,982,206	205,961,720
Net loss per common share, basic	$(0.05)	$0.00	$(0.08)	$0.00
Net loss per common share, diluted	$(0.05)	$0.00	$(0.08)	$0.00

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

AvidXchange Holdings, Inc.

Notes to the Unaudited Consolidated Financial Statements

(in thousands, except share and per share data)

	As of June 30, 2025
Description	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market mutual funds (1)	$86,368	$-	$-	$86,368
Rabbi trust-owned life insurance policies (at cash surrender value) (2)	-	2,951	-	2,951
Total assets	$86,368	$2,951	$-	$89,319

Other long-term liabilities
Deferred compensation	$-	$2,615	$-	2,615
Total liabilities	$-	$2,615	$-	$2,615

	As of December 31, 2024
Description	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market mutual funds (1)	$72,686	$-	$-	$72,686
Rabbi trust-owned life insurance policies (at cash surrender value) (2)	-	2,756	-	2,756
Total assets	$72,686	$2,756	$-	$75,442

Other long-term liabilities
Deferred compensation	$-	$2,393	$-	2,393
Total liabilities	$-	$2,393	$-	$2,393

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

6. Marketable Securities

Marketable securities consist of agency and corporate bonds, commercial paper, and U.S. Treasury debt, and are classified as held-to-maturity. As the Company invests in short-term and high credit quality marketable securities, the Company expects to receive fixed par value without any loss of principle at the maturity of each security. Therefore, an allowance for expected credit losses is not recognized as of June 30, 2025 and December 31, 2024. The following presents information about the Company’s marketable securities:

	As of June 30, 2025
Sector	Amortized Cost	Allowance for Credit Losses	Net Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Agency	$3,099	$-	$3,099	$4	$-	$3,103
Financial	22,409	-	22,409	46	(18)	22,437
Government	11,402	-	11,402	-	(2)	11,400
Industrial	34,551	-	34,551	166	(1)	34,716
Total	$71,461	$-	$71,461	$216	$(21)	$71,656

	As of December 31, 2024
Sector	Amortized Cost	Allowance for Credit Losses	Net Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Financial	$33,663	$-	$33,663	$27	$(54)	$33,636
Total	$33,663	$-	$33,663	$27	$(54)	$33,636

AvidXchange Holdings, Inc.

Notes to the Unaudited Consolidated Financial Statements

(in thousands, except share and per share data)

The fair value of marketable securities across all major sectors is classified as Level 1 within the Company’s fair value hierarchy, as described in Note 5 "Fair Value Measurements", with the exception of commercial paper holdings in the Financial and Industrial sectors, which are classified as Level 2 and have an aggregate fair value of $2,704 as of June 30, 2025. As of December 31, 2024, the fair value of all marketable securities were classified as Level 2.

The following table presents maturities of the Company's marketable securities as of June 30, 2025:

Amortized Cost
Due in one year or less	$40,821
Due after one year through five years	30,640
Total	$71,461

The following table presents information about the Company’s investments that were in an unrealized loss position and for which an other-than-temporary impairment has not been recognized in earnings:

	As of June 30, 2025	As of December 31, 2024
Aggregate fair value of investments with unrealized losses (1)	$29,589	$10,957
Aggregate amount of unrealized losses	(21)	(54)

_________________

(1)	Investments have been in a continuous loss position for less than 12 months

7. Intangible Assets and Goodwill

Intangible Assets

The following table presents information about capitalized software development costs:

	Three Months Ended June 30,		Six Months Ended June 30,
Capitalized software development costs	2025	2024	2025	2024
Capitalized	$4,572	$4,048	$9,034	$8,087
Amortized	4,490	4,449	9,123	8,867

	As of June 30, 2025
	Gross	Accumulated
	Amount	Amortization	Net Amount
Internally developed software	$127,751	$(101,612)	$26,139
Non-compete	6,194	(4,966)	1,228
Customer relationships	72,512	(49,788)	22,724
Technology	45,791	(34,616)	11,175
Trade name	7,748	(3,779)	3,969
Total intangible assets	$259,996	$(194,761)	$65,235

	As of December 31, 2024
	Gross	Accumulated
	Amount	Amortization	Net Amount
Internally developed software	$118,717	$(92,489)	$26,228
Non-compete	6,194	(4,557)	1,637
Customer relationships	72,512	(45,827)	26,685
Technology	45,791	(33,590)	12,201
Trade name	7,748	(3,431)	4,317
Total intangible assets	$250,962	$(179,894)	$71,068

Total amortization expense associated with identifiable intangible assets was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Total amortization expense associated with identifiable intangible assets	$7,349	$7,863	$14,867	$15,693

AvidXchange Holdings, Inc.

Notes to the Unaudited Consolidated Financial Statements

(in thousands, except share and per share data)

Impairment and write-off of intangible assets

Impairment and write-off expense related to internally developed software projects was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Impairment and write-off of intangible assets	$-	$-	$-	$162

Goodwill

There were no changes in goodwill during the six months ended June 30, 2025.

8. Leases and Leasing Commitments

Supplemental cash flow information related to the Company’s operating and finance leases was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Financing cash flows for finance leases	$28	$73	$81	$150
Operating cash flows for finance leases	1,509	1,486	3,000	2,954
Operating cash flows for operating leases	384	577	848	1,146
Right of use assets obtained in exchange for new lease obligations:
Finance lease liabilities	-	-	-	-
Operating lease liabilities	-	-	-	-

The components of lease expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Lease expense	2025	2024	2025	2024
Finance lease expense:
Amortization of right-of-use assets	$458	$568	$952	$1,156
Interest on lease liabilities	1,667	1,656	3,331	3,308
Operating lease expense	76	408	162	822
Short-term lease expense	-	-	-	-
Variable lease expense	16	74	59	148
Total lease expense	$2,217	$2,706	$4,504	$5,434

9. Long-Term Debt

Long-term debt as of June 30, 2025 and December 31, 2024 was as follows:

	As of June 30, 2025	As of December 31, 2024
Total principal due on promissory notes payable for land acquisition	$9,100	$9,100
Current portion of promissory notes	(4,800)	(4,800)
Long-term debt	$4,300	$4,300

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

AvidXchange Holdings, Inc.

Notes to the Unaudited Consolidated Financial Statements

(in thousands, except share and per share data)

Letters of credit may be issued by KeyBank pursuant to the 2024 Amended and Restated Credit Agreement in an aggregate face amount up to $30,000 and the availability under the 2024 Revolver will be reduced by any outstanding letters of credit. As of June 30, 2025, no letters of credit were outstanding.

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

The 2024 Amended and Restated Credit Agreement also contains several financial covenants, measured on a consolidated basis. First, during the period commencing with the fiscal quarter ended June 30, 2024 through June 30, 2025, (a) there must be liquidity (which is defined as availability under the 2024 Revolver, plus unrestricted cash) that is more than the greater of (1) $35,000 and (2) 35% of the Revolving Amount, as defined in the 2024 Amended and Restated Credit Agreement, (b) as of the end of each such quarter, total revenue on a trailing four-quarter basis must be greater than the requirements set forth in the 2024 Amended and Restated Credit Agreement, and (c) for each period of four consecutive quarters, Consolidated EBITDA, as defined in the 2024 Amended and Restated Credit Agreement, must not be less than $10,000. Second, during the period commencing with the fiscal quarter ending September 30, 2025 until maturity, (i) the Leverage Ratio, as defined in the 2024 Amended and Restated Credit Agreement, must not exceed 3.00 to 1.00 at the end of each fiscal quarter and (ii) the Interest Coverage Ratio, as defined in the 2024 Amended and Restated Credit Agreement, must not be less than 3.00 to 1.00 at the end of each fiscal quarter. The Leverage Ratio must not exceed 3.50 to 1.00 during certain periods following an acquisition of a certain size. The Company was in compliance with its financial debt covenants as of June 30, 2025.

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

Revolving Credit Facility

There was no balance outstanding under the 2024 Revolver as of June 30, 2025. The Company is required to pay on a quarterly basis a commitment fee of between 0.25% and 0.3% per annum as determined by the Leverage Ratio, with respect to the amount of the 2024 Revolver during the term of the agreement.

AvidXchange Holdings, Inc.

Notes to the Unaudited Consolidated Financial Statements

(in thousands, except share and per share data)

Deferred Financing Costs

The Company has $1,548 and $1,737 in deferred financing costs included in other noncurrent assets and deposits as of June 30, 2025 and December 31, 2024, respectively. Amortization of deferred financing costs was $95 and $106 for the three months ended June 30, 2025 and 2024, respectively, and $190 and $212 for the six months ended June 30, 2025 and 2024, respectively, which is presented in the unaudited consolidated statements of operations as interest expense.

Land Promissory Notes

The Company has two promissory notes executed in connection with the purchase of land parcels and improvements adjacent to its Charlotte, North Carolina headquarters campus. The aggregate outstanding principal amount was $9,100 as of June 30, 2025 and will be paid in two remaining annual payments of $4,800 and $4,300, plus accrued interest at 6.75%.

10. Stockholders' Equity

The holders of common stock are entitled to one vote for each share.

Authorized Shares

The Company is authorized to issue 1,600,000,000 shares of common stock, $0.001 par value per share, and 50,000,000 shares of preferred stock, $0.001 par value per share.

Common Stock

At June 30, 2025, the Company had reserved a total of 60,293,641 of its 1,600,000,000 shares of common stock for future issuance as follows:

As of June 30, 2025
Outstanding stock options	6,996,174
Restricted stock units	13,518,979
Available for future issuance under stock award plans	30,181,685
Available for future issuance under employee stock purchase plan	9,596,803
Total common shares reserved for future issuance	60,293,641

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

During the three and six months ended June 30, 2025, the Company did not repurchase and subsequently retire any shares of common stock under the Share Repurchase Program. As of June 30, 2025, $50,000 remained available for future share repurchases under the Share Repurchase Program.

11. Stock-Based Compensation

Stock Plans

The Company maintains its 2021 Long-Term Incentive Plan ("2021 Plan") under which it grants stock awards to its employees, directors and non-employee third parties. On January 1, 2025, the number of shares of common stock available to issue under the 2021 Plan automatically increased by 10,216,793 shares. As of June 30, 2025, the Company had 30,181,685 shares of common stock allocated to the 2021 Plan but not yet issued or granted as an award.

The Company also maintains its 2021 Employee Stock Purchase Plan ("ESPP"), under which eligible employees may purchase the Company’s common stock through accumulated payroll deductions. On January 1, 2025, the number of shares of common stock reserved for issuance under the ESPP automatically increased by 2,043,359. As of June 30, 2025, the number of shares of common stock reserved for issuance under the ESPP was 9,596,803.

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

Stock option activity for the six months ended June 30, 2025 was as follows:

	Stock Options
	Number of Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance as of December 31, 2024	7,396,102	$9.02	6.51	$14,247
Exercised	(315,253)	4.67
Cancelled	(40,909)	9.00
Expired	(43,766)	8.80
Balance as of June 30, 2025	6,996,174	$9.22	6.11	$10,012
Vested and exercisable	5,743,361	$9.19	5.81	$8,849

As of June 30, 2025, the total unamortized stock-based compensation expense related to the unvested stock options was $4,997, which the Company expects to amortize over a weighted average period of 1.7 years.

Restricted Stock Units

RSUs have a vesting period of between one and four years. Any unvested RSUs are forfeited upon termination of employment. RSUs are valued based on the trading price of the Company's common stock at the date of grant. RSUs granted prior to the Company's IPO are valued at the estimated value of a share of common stock at the date of grant.

RSU activity for the six months ended June 30, 2025 was as follows:

	Restricted Stock Units
	Number of Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value
Balance as of December 31, 2024	10,098,649	$10.58
Granted	7,020,020	8.50
Released	(2,864,678)	10.57
Cancelled	(735,012)	8.62
Balance as of June 30, 2025	13,518,979	$9.61

As of June 30, 2025, the total unamortized stock-based compensation expense related to the unvested RSUs was $115,929, which the Company will amortize over a weighted average period of 2.4 years.

Stock-Based Compensation Expense

Stock-based compensation expense from stock options and RSUs, reduced for actual forfeitures, was included in the following line items in the accompanying unaudited consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cost of revenues	$1,949	$1,587	$3,889	$2,784
Sales and marketing	1,540	1,453	2,937	2,551
Research and development	3,802	2,924	7,491	6,582
General and administrative	7,520	6,153	14,720	10,966
Total	$14,811	$12,117	$29,037	$22,883

Employee Stock Purchase Plan

Stock-based compensation expense for the ESPP is based on the estimated fair value of the option to purchase shares at a discount and uses grant date inputs including the purchase discount, expected contributions and stock price. Total ESPP expense recorded in the Company's unaudited consolidated statements of operations was as follows:

AvidXchange Holdings, Inc.

Notes to the Unaudited Consolidated Financial Statements

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
ESPP expense	$274	$202	$534	$395

12. Income Taxes

The Company’s effective tax rate for the three months ended June 30, 2025 and 2024 was 4.8% and 21.4%, respectively. The Company’s effective tax rate for the six months ended June 30, 2025 and 2024 was (3.8)% and (74.2)%, respectively. The Company's effective tax rate is driven by current state income taxes in taxable jurisdictions and changes in the Company's valuation allowances relative to pretax earnings.

For the six months ended June 30, 2025 and 2024, the Company has utilized the discrete effective tax rate method, as allowed by ASC 740-270-30-18, Income Taxes—Interim Reporting, to calculate its interim income tax provision. The discrete method is applied when the application of the estimated annual effective tax rate is impractical because it is not possible to reliably estimate the annual effective tax rate. The discrete method treats the year-to-date period as if it was the annual period and determines the income tax expense or benefit on that basis. The Company believes that, at this time, the use of this discrete method is more appropriate than the annual effective tax rate method as its full-year forecasted pre-tax income, relative to its year-to-date loss, has the potential to distort its estimated annual effective tax rate.

13. Subsequent Events

Income Taxes

On July 4, 2025, the President signed into law the One Big Beautiful Bill Act (“OBBBA” or the “Tax Act”) extending key provisions of the 2017 Tax Cuts and Jobs Act including, but not limited to, federal bonus depreciation and deductions for domestic research and development expenditures. While the Company is evaluating the full effects of the legislation on its estimated annual effective tax rate and cash tax position, the Company expects that the legislation will likely not have a material impact on its financial statements. As the legislation was signed into law after June 30, 2025, it had no impact on the Company's operating results for the three and six months ended June 30, 2025.

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

Proposed Plan of Merger

On May 6, 2025, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Arrow Borrower 2025, Inc., a Delaware corporation (“Parent”), and Arrow Merger Sub 2025, Inc., a Delaware corporation and a wholly-owned subsidiary of Parent (“Merger Sub”), pursuant to which, subject to the satisfaction or waiver of the conditions set forth therein, Merger Sub will merge with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly owned subsidiary of Parent. Parent and Merger Sub are subsidiaries of an investment fund affiliated with TPG Global, LLC. Corpay, Inc. will also be a direct or indirect investor in Parent. On July 2, 2025, we received notice from the Federal Trade Commission of the early termination of the required 30-day waiting period under the HSR Act. In addition, on June 30, 2025, we received clearance pursuant to Council Regulation (EC) No. 139/2004 (the EU Merger Regulation) from the European Commission. Completion of the Merger remains subject to the satisfaction of the remaining closing conditions under the Merger Agreement, including receipt of certain money transfer approvals and approval by our stockholders. The Merger is expected to close in the fourth quarter of 2025. If the Merger is consummated, the common stock of the Company will be delisted from Nasdaq and deregistered under the Securities Exchange Act of 1934, as amended, and the Company will become a privately held company. See Note 1 "Formation and Business of the Company" of our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.

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

Our revenues are recurring in nature and are derived from multiple sources, predominantly through software revenue from our buyers and revenue from payments made to their suppliers. The table below represents our revenues disaggregated by type of service performed (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Disaggregation of Revenue:	2025	2024	2025	2024
Software revenue	$32,927	$29,914	$63,865	$59,602
Payment revenue	76,681	74,183	152,621	149,385
Services revenue	962	1,035	2,026	1,743
Total revenues	$110,570	$105,132	$218,512	$210,730

Software revenue, payment revenue and services revenue are described below in the section titled "Components of Results of Operations."

Macroeconomic Environment’s Impact on Revenue

Economic uncertainty regarding tariff and global trade policy, monetary policy, inflation and treasury yields drove sentiment during the first six months of 2025 and negatively impacted business confidence. With this uncertainty as a backdrop, we believe that certain of our customers continue to exhibit caution in their purchasing decisions. More broadly, we believe that certain of the verticals or sub-components of those verticals in which we operate have been and may continue to be more adversely impacted by the macroeconomic environment.

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

	Three Months Ended June 30,		Percentage	Six Months Ended June 30,		Percentage
	2025	2024	Change	2025	2024	Change
Transactions Processed	20,094,193	19,730,167	1.8%	39,775,912	39,050,282	1.9%
Transaction Yield	$5.50	$5.33	3.2%	$5.49	$5.40	1.7%
Total Payment Volume (in millions)	$21,455	$20,617	4.1%	$42,057	$40,484	3.9%

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

The main contributors of research and development costs are (i) personnel related expenses, including fringe benefits, short- and long-term incentive plans and stock-based compensation expense and (ii) fees for outsourced professional services. We capitalize certain internal and external development costs that are attributable to new products or new functionality of existing products and amortize such costs to depreciation and amortization on a straight-line basis over an estimated useful life, which is generally three years.

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

While we expect our research and development expense to decrease as a percentage of revenue over the longer term, we expect such expenses may increase from time to time, both in absolute dollars and as a percentage of revenue, over the shorter term as we balance the efficient deployment of internal resources with our development needs.

General and Administrative

General and administrative expenses consist primarily of our finance, human resources, legal and compliance, facilities, information technology, administration, and information security organizations. Significant cost contributors are (i) personnel expenses, including fringe benefits, short- and long-term incentive plans and stock-based compensation expense and (ii) costs of software applications, including end user computing solutions, and various technology tools utilized by these organizations. Occupancy expenses, which include personnel, rent, maintenance and property tax costs are not allocated to other components of the statements of operations and remain in general and administrative expenses.

While we expect our general and administrative expenses to decrease as a percentage of revenue over the longer term, we expect our general and administrative expenses may increase from time to time, both in absolute dollars and as a percentage of revenue, over the shorter term as we incur expenses associated with the proposed Merger, focus on retaining and incentivizing employees, continue to build out our infrastructure to support our operations, and implement additional safeguards and cybersecurity enhancements.

General and administrative expenses include costs incurred from time to time related to events and transactions not directly attributable to operations. For example, during 2025, general and administrative expenses include transaction costs incurred in connection with the proposed Merger. Additionally, general and administrative expenses may also include restructuring costs incurred in connection with planned reductions of our U.S. workforce. Restructuring costs consist of one-time severance charges to be paid to affected employees. We expect to continue to incur significant transaction costs in connection with the Merger.

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

Income Tax Expense (Benefit)

Income tax expense (benefit) consists of federal and state current and deferred income taxes.

Results of Operations

The following table sets forth our results of operations for the periods presented (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues	$110,570	$105,132	$218,512	$210,730
Cost of revenues (exclusive of depreciation and amortization expense)	30,949	30,426	61,738	60,759
Operating expenses
Sales and marketing	23,068	19,956	45,579	39,697
Research and development	26,975	25,008	52,357	50,912
General and administrative	33,510	22,635	62,458	46,895
Impairment and write-off of intangible assets	-	-	-	162
Depreciation and amortization	8,479	9,208	17,148	18,515
Total operating expenses	92,032	76,807	177,542	156,181
Loss from operations	(12,411)	(2,101)	(20,768)	(6,210)
Other income (expense)
Interest income	4,480	5,979	8,621	12,541
Interest expense	(2,010)	(3,323)	(4,016)	(6,660)
Other income	2,470	2,656	4,605	5,881
(Loss) income before income taxes	(9,941)	555	(16,163)	(329)
Income tax (benefit) expense	(477)	119	612	244
Net (loss) income	$(9,464)	$436	$(16,775)	$(573)
Net (loss) income per share attributable to common stockholders, basic and diluted
Basic	$(0.05)	$0.00	$(0.08)	$0.00
Diluted	$(0.05)	$0.00	$(0.08)	$0.00
Weighted average number of common shares used to compute net (loss) income per share attributable to common stockholders, basic and diluted
Basic	206,933,045	207,025,967	205,982,206	205,961,720
Diluted	206,933,045	210,370,559	205,982,206	205,961,720

Comparison of the Three Months Ended June 30, 2025 and 2024

Revenues

	Three Months Ended June 30,		Period-to-Period Change
(in thousands)	2025	2024	Amount	Percentage
Revenues	$110,570	$105,132	$5,438	5.2%

The increase in revenues was largely comprised of an increase in software revenue of $3.0 million, or 10%, driven primarily by increased payment transaction volume from new and existing customers as well as an increase in certain subscription-based revenue. Payment revenue increased by $2.5 million, or 3%, driven primarily by increased electronic payments on the AvidPay Network due to the addition of new and existing buyer payment transaction volume and an increase in payment yield. Payment revenue and payment yield were negatively impacted by interest on funds held for customers as the rate earned on those funds decreased during the period compared to rates earned in the prior year period. Payment revenue from interest decreased $1.2 million to $10.6 million in the second quarter of 2025 from $11.8 million in the second quarter of 2024. The current quarter includes an out of period adjustment of $0.5 million increase to revenue, primarily comprised of a $0.8 million increase in software revenue, offset by a $0.3 million decrease in payment revenue.

Cost of Revenues

	Three Months Ended June 30,
	2025		2024		Period-to-Period Change
(in thousands)	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage
Cost of revenues (excluding depreciation and amortization expense)	$30,949	28.0%	$30,426	28.9%	$523	1.7%

The increase in cost of revenues (excluding depreciation and amortization expense) was driven primarily by an increase in Payments Accelerator reserve of $0.5 million, an increase in unrecovered misdirected payments of $0.4 million, an increase in IT infrastructure costs of $0.4 million, and an increase in invoices and check processing fees of $0.3 million. These increases were partially offset by decreases in consulting and contract labor costs of $0.8 million and a decrease in employee costs of $0.5 million.

Operating Expenses

	Three Months Ended June 30,
	2025		2024		Period-to-Period Change
(in thousands)	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage
Sales and marketing	$23,068	20.9%	$19,956	19.0%	$3,112	15.6%
Research and development	26,975	24.4%	25,008	23.8%	1,967	7.9%
General and administrative	33,510	30.3%	22,635	21.5%	10,875	48.0%
Impairment and write-off of intangible assets	-	0.0%	-	0.0%	-	0.0%
Depreciation and amortization	8,479	7.7%	9,208	8.8%	(729)	(7.9)%

Sales and Marketing Expenses

The increase in sales and marketing expenses was driven primarily by an increase in employee costs of $1.3 million. The increase in employee costs was primarily driven by an increase in headcount, a $0.1 million increase in stock-based compensation, partially offset by an increase in the capitalization of sales commissions of $0.4 million and a decrease in commission expense of $0.2 million. Additionally, sales and marketing expenses increased due to increases in partner commissions of $1.0 million, marketing costs of $0.3 million, and IT infrastructure costs of of $0.2 million.

Research and Development Expenses

The increase in research and development expenses was driven primarily by an increase in employee costs of $1.5 million and an increase in engaging consultants and contractors of $1.1 million. These increases were partially offset by the amount capitalized for software development costs of $0.5 million.

General and Administrative Expenses

The increase in general and administrative expense is driven primarily by an increase in employee costs of $2.7 million due primarily to stock-based compensation expense. We incurred transaction and deal costs of $6.4 million during the period, primarily related to the Merger, as well as increases in IT infrastructure costs of $0.3 million related to several enhancement initiatives, an increase in bad debt write-offs of $0.2 million, and an increase of $2.1 million as a result of a benefit recognized from insurance proceeds received in the prior year period. These increases were partially offset by a $0.5 million decrease in facilities costs related to lease abandonments in the fourth quarter of 2024.

Depreciation and Amortization

Depreciation and amortization decreased in absolute terms due primarily to the amortization of acquired intangible assets as well as fixed asset depreciation.

Other Income (Expense)

	Three Months Ended June 30,
	2025		2024		Period-to-Period Change
(in thousands)	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage
Other Income (Expense)	$2,470	2.2%	$2,656	2.5%	$(186)	(7.0)%

The decrease in other income is due to an unfavorable decrease in interest income of $1.5 million related to a lower cash balance and a decrease in interest rates partially offset by a favorable decrease in interest expense of $1.3 million that resulted from repaying our term loan in 2024.

Income Tax Expense

	Three Months Ended June 30,
	2025		2024		Period-to-Period Change
(in thousands)	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage
Income tax expense	$(477)	(0.4)%	$119	0.1%	$(596)	(500.8)%

The provision for income taxes is driven by current state income taxes in taxable jurisdictions and changes in the Company's valuation allowances relative to pretax earnings.

Comparison of the Six Months Ended June 30, 2025 and 2024

Revenues

	Six Months Ended June 30,		Period-to-Period Change
(in thousands)	2025	2024	Amount	Percentage
Revenues	$218,512	$210,730	$7,782	3.7%

The increase in revenues was largely comprised of an increase in software revenue of $4.3 million, or 7%, driven primarily by increased payment transaction volume from new and existing customers as well as an increase in certain subscription-based revenue. Payment revenue increased by $3.2 million, or 2%, driven primarily by increased electronic payments on the AvidPay Network due to the addition of new and existing buyer payment transaction volume and an increase in payment yield. Payment revenue and payment yield were negatively impacted by interest on funds held for customers as the rate earned on those funds decreased during the period compared to rates earned in the prior year period. Payment revenue from interest decreased $3.3 million to $21.6 million in the six months ended June 30, 2025 from $24.9 million in the six months ended June 30, 2024. The current period includes an out of period adjustment of $0.5 million increase to revenue, primarily comprised of a $0.8 million increase in software revenue, offset by a $0.3 million decrease in payment revenue.

Cost of Revenues

	Six Months Ended June 30,
	2025		2024		Period-to-Period Change
(in thousands)	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage
Cost of revenues (excluding depreciation and amortization expense)	$61,738	28.3%	$60,759	28.8%	$979	1.6%

The increase in cost of revenues (excluding depreciation and amortization expense) was driven primarily by an increase in Payments Accelerator reserve of $0.8 million, an increase in invoices and check processing fees of $0.8 million, and an increase in unrecovered misdirected payments of $0.3 million. These increases were partially offset by decreases in consulting and contract labor costs of $1.1 million related to transitioning to new vendors in the prior year period and a decrease in employee costs of $0.2 million.

Operating Expenses

	Six Months Ended June 30,
	2025		2024		Period-to-Period Change
(in thousands)	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage
Sales and marketing	$45,579	20.9%	$39,697	18.8%	$5,882	14.8%
Research and development	52,357	24.0%	50,912	24.2%	1,445	2.8%
General and administrative	62,458	28.6%	46,895	22.3%	15,563	33.2%
Impairment and write-off of intangible assets	-	0.0%	162	0.1%	(162)	(100.0)%
Depreciation and amortization	17,148	7.8%	18,515	8.8%	(1,367)	(7.4)%

Sales and Marketing Expenses

The increase in sales and marketing expenses was driven primarily by an increase in employee costs of $2.8 million. The increase in employee costs was primarily driven by an increase in headcount and a $0.4 million increase in stock-based compensation, partially offset by a decrease in the capitalization of sales commissions of $1.1 million. Additionally, sales and marketing expenses increased due to increases in partner commissions of $1.2 million, marketing costs of $0.8 million, amortization expense of deferred sales commissions of $0.3 million, travel expenses of $0.2 million, consulting and contract labor costs of $0.2 million, and IT infrastructure costs of $0.2 million.

Research and Development Expenses

The increase in research and development expenses was driven primarily by an increase in employee costs of $1.5 million and an increase in engaging consultants and contractors of $1.2 million. These increases were partially offset by the amount capitalized for software development costs of $0.9 million and a decrease in other expenses, including recruiting costs of $0.3 million.

General and Administrative Expenses

The increase in general and administrative expense is driven primarily by an increase in employee costs of $5.4 million due primarily to stock-based compensation expense. We incurred transaction and deal costs of $8.6 million, primarily related to the Merger, during the period as well as increases in IT infrastructure costs of $0.7 million related to several enhancement initiatives, an increase in bad debt write-offs of $0.2 million, and an increase of $2.1 million as a result of a benefit recognized from insurance proceeds received in the prior year period. These increases were partially offset by a $0.6 million decrease in facilities costs related to lease abandonments in the fourth quarter of 2024.

Depreciation and Amortization

Depreciation and amortization decreased in absolute terms due primarily to the amortization of acquired intangible assets as well as fixed asset depreciation.

Other Income (Expense)

	Six Months Ended June 30,
	2025		2024		Period-to-Period Change
(in thousands)	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage
Other Income (Expense)	$4,605	2.1%	$5,881	2.8%	$(1,276)	(21.7)%

The decrease in other income is due to an unfavorable decrease in interest income of $3.9 million related to a lower cash balance and a decrease in interest rates partially offset by a favorable decrease in interest expense of $2.6 million that resulted from repaying our term loan in 2024.

Income Tax Expense

	Six Months Ended June 30,
	2025		2024		Period-to-Period Change
(in thousands)	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage
Income tax (benefit) expense	$612	0.3%	$244	0.1%	$368	150.8%

The provision for income taxes is driven by current state income taxes in taxable jurisdictions and changes in the Company's valuation allowances relative to pretax earnings.

Liquidity and Capital Resources

Prior to the second quarter of 2024, we did not historically generate positive cash flow through our operations. We have historically financed our operations and capital expenditures primarily through sales of common and preferred stock, through borrowings under our credit facilities, as described below, and through our IPO that was completed in October 2021, which resulted in net proceeds of $621.4 million, including the exercise of the overallotment option and after deducting underwriting discounts and commissions of $40.4 million and offering expenses of approximately $11.8 million. As of June 30, 2025, our principal sources of liquidity are our unrestricted cash and cash equivalents of $335.8 million, marketable securities of $71.5 million, cash from operations, and funds available under our revolving credit facility, which we refer to as the 2024 Amended and Restated Credit Agreement, which we entered into in August 2024. As of June 30, 2025, our unused committed capacity under the 2024 Amended and Restated Credit Agreement was $150.0 million comprised of a revolving commitment.

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

On May 6, 2025, AvidXchange Holdings, Inc. entered into the Merger Agreement, as described elsewhere in the Quarterly Report on Form 10-Q. Pursuant to the Merger Agreement, if the Merger is consummated, the common stock of the Company will be delisted from Nasdaq and deregistered under the Securities Exchange Act of 1934, as amended, and the Company will become a privately held company. See Note 1 "Formation and Business of the Company" included elsewhere in this Quarterly Report on Form 10-Q for additional information.

Cash Flows

Below is a summary of our unaudited consolidated statements of cash flows:

Selected Cash Flow Data:	Six Months Ended June 30,
(in thousands)	2025	2024
Net cash provided by (used in):
Operating activities	$30,606	$18,928
Investing activities	(53,001)	(56,279)
Financing activities	(99,620)	(379,651)
Net decrease in cash, cash equivalents, and restricted funds held for customers	$(122,015)	$(417,002)

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

Net cash provided by operating activities improved to $30.6 million during the six months ended June 30, 2025 from $18.9 million provided by operating activities during the six months ended June 30, 2024, due primarily to changes in working capital, primarily due to variations in timing of payment of accounts payable and accrued expenses.

Net Cash Used in Investing Activities

Cash flows related to our investing activities consist primarily of the maturity and purchases of marketable securities, purchases of property and equipment, purchases of intangible assets, capitalization of internal-use software, and supplier advances related to our Payment Accelerator product.

Net cash used in investing activities decreased to $53.0 million during the six months ended June 30, 2025 compared to $56.3 million used in investing activities during the six months ended June 30, 2024, primarily driven by differences in the timing of purchases and maturities in our portfolio of held-to-maturity marketable securities.

Net Cash Used in Financing Activities

Cash flows related to our financing activities consist primarily of changes in restricted buyer fund deposits related to buyer payment transactions, exercise of stock options, principal payments on financing leases, borrowings and repayments of long-term debt, and share repurchases.

Net cash used in financing activities was $99.6 million during the six months ended June 30, 2025 compared to $379.7 million during the six months ended June 30, 2024, due primarily to variations in the inflows and outflows from payment service obligations of our customers as well as proceeds from the issuance of common stock.

Outstanding Debt

Below is a summary of our outstanding debt (in thousands):

	As of June 30, 2025	As of December 31, 2024
Total principal due on promissory notes payable for land acquisition	$9,100	$9,100
Current portion of promissory notes	(4,800)	(4,800)
Long-term debt	$4,300	$4,300

Credit Facilities

On August 8, 2024, we entered into an agreement to amend and restate our previous credit facility. As a result, we repaid the outstanding amount of the term loan and expanded the borrowing capacity of the revolving line of credit. As of June 30, 2025, the aggregate available borrowing capacity under this agreement was $150.0 million, which may be increased, subject to specific conditions, by an additional amount (for all such increases) not to exceed $150.0 million, for a total aggregate amount of $300.0 million.

We were in compliance with our financial covenants as of June 30, 2025. Refer to Note 9 "Long-Term Debt" of our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional details about our credit facilities.

Land Promissory Notes

We have promissory notes in connection with land and improvements adjacent to our Charlotte, North Carolina headquarters campus. Refer to Note 9 "Long-Term Debt" of our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for information on our promissory notes.

Issuances of Common Stock

During the six months ended June 30, 2025, we issued shares of common stock under our existing stock plans. Refer to our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for details.

Share Repurchases

In August 2024, our board of directors authorized the repurchase of up to $100.0 million of our outstanding shares of common stock. During the three and six months ended June 30, 2025, we did not repurchase and subsequently retire any shares of common stock under the Share Repurchase Program. Refer to Note 10 "Stockholders' Equity" to our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional details.

Payment Obligations

We process payments for our customers. As part of our payment product offering, we have recorded payment service obligations in our unaudited consolidated balance sheets of $1,148.2 million as of June 30, 2025 and an offsetting asset of restricted funds held for customers. This balance is short-term in nature and represents our obligation to pay our customers' suppliers as directed by our customers.

We historically transmitted buyer customer funds using a legacy model pursuant to which buyer customer funds were held in trust accounts that were maintained and operated by a trustee pending distribution to suppliers in accordance with instructions provided through our platform. After buyers’ funds were deposited in a trust account, we initiated payment through external payment networks whereby the buyers’ funds were distributed from the trust to the appropriate supplier. We are not the trustee or beneficiary of the trusts which hold these buyer deposits; accordingly, we do not record these assets and offsetting liabilities on our unaudited consolidated balance sheets. We have largely transitioned away from the trust model although certain banks that resell our products and services continue to leverage a similar structure. We contractually earn interest on funds held for certain buyers. The amount of Company and bank customer funds held in all trust-related and similar accounts was approximately $50.9 million and $14.6 million as of June 30, 2025 and December 31, 2024, respectively.

Contractual Obligations

There were no material changes in our contractual obligations and commitments during the six months ended June 30, 2025 from the contractual obligations and commitments disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024. See Note 8 "Leases and Leasing Commitments" of the notes to our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information regarding contractual obligations and commitments.

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

Recent Accounting Pronouncements

See Note 2 "Summary of Significant Accounting Policies" to our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted as of June 30, 2025.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our overall investment portfolio is comprised of (i) our operating cash and (ii) buyer funds. Our operating cash includes cash received from revenues generated, the sale of common and preferred stock and increased borrowings. Buyer funds are funds that have been collected from buyers but not yet remitted to the applicable supplier. The funds are held in either company-owned accounts, which are subject to applicable state money transmitter laws, or in trust-related accounts. We are generally entitled to retain any interest earned on the investment of buyer funds as specified by our contractual arrangements with our buyers.

Our operating cash may be invested in accordance with our cash investment policy. Under that policy, we invest with the objective of preserving capital while optimizing yield. Permissible investments include U.S. Treasury instruments, U.S. Government Agency securities, Government-Sponsored Enterprise securities, corporate bonds, commercial paper, and money market funds. As of June 30, 2025, we held marketable securities with an amortized cost basis of $71.5 million and money market funds with an aggregate value of $85.8 million. The remaining amount of operating cash was held in interest-bearing demand deposit accounts.

Our buyer funds assets are invested with safety of principal, liquidity, and diversification as the primary objectives. Consistent with these objectives, we also seek to maximize interest income and to minimize the volatility of interest income with emphasis on liquidity. Pursuant to our investment policy and subject to applicable law, buyer funds may be invested in U.S. Treasury securities, U.S. Government Agency securities, or other cash equivalents, including time deposits. As of June 30, 2025, all buyer funds have been invested in interest-bearing demand deposit accounts.

We are exposed to interest-rate risk relating to our investment portfolio, which consists principally of interest-bearing demand deposit accounts as well as investments made in accordance with our cash investment policy. We recognize interest earned from buyer funds assets as revenue. We generally do not pay interest to buyers. Factors that influence the rate of interest we earn include the short-term market interest rate environment and the weighting of balances by security type. The annualized interest rate earned on our investment of operating cash and funds held for buyers decreased to 4.04% during the first six months of fiscal year 2025 from 5.03% during fiscal year 2024. Based on current investment practices, an increase in the interest rate of 100 basis points would have changed our interest income in the first six months of fiscal year 2025 from our investment of operating cash by approximately $1.6 million and our interest on buyer funds assets by approximately $5.9 million based upon the average balances for the first six months of fiscal year 2025 of $399.7 million in operating cash investments and $1,088.6 million in buyer funds investments, respectively. In addition to interest rate risks, we also have exposure to risks associated with changes in laws and regulations that may affect buyer fund balances. For example, a change in regulations that restricts the permissible investment alternatives for buyer funds may reduce our interest earned revenue.

We are also exposed to interest-rate risk relating to existing variable rate bank borrowings. As of June 30, 2025 and December 31, 2024, we had no outstanding borrowings on variable rate debt.

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

We are also exposed to concentration risk associated with buyer funds that we hold in Company-owned accounts, which are subject to applicable state money transmitter laws, and in trust accounts. As of June 30, 2025, all buyer funds have been invested in interest-bearing demand deposit accounts. The majority of these demand accounts are maintained at one institution which is a full-service, FDIC-insured national bank supervised by the Office of the Comptroller of the Currency and is a subsidiary of a bank holding company subject to regulation, supervision, and examination by the Federal Reserve. As indicated above, while we do not currently maintain private insurance to mitigate this risk, we seek to mitigate this risk by monitoring financial institutions that we conduct business with and endeavoring to maintain our cash balances at large well-capitalized financial institutions.

ITEM 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures. Based on that evaluation, our CEO and CFO concluded that, as of June 30, 2025, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter ended June 30, 2025, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

Following the public announcement by the Company of the execution of the Merger Agreement, the Company filed a preliminary proxy statement on Schedule 14A with the SEC on June 17, 2025 (the “Preliminary Proxy”). On July 11, 2025, a purported stockholder of the Company filed a lawsuit in the United States District Court for the Southern District of New York captioned Zappia v. AvidXchange Holdings, Inc., et al., No. 1:25-cv-5727 (S.D.N.Y.) (the “Zappia Complaint”). The Zappia Complaint alleges that the Preliminary Proxy contains materially false and misleading statements and omissions in violation of Sections 14(a) and 20(a) of the Exchange Act and SEC Rule 14a-9, and asserts a state law breach of fiduciary duty claim under Delaware law. The allegations focus on purported failures to disclose conflicts of interest of the Company's legal advisors and failures to disclose details regarding the Company's valuation analyses. On July 21, 2025, the plaintiff in the Zappia Complaint filed an amended complaint alleging substantially the same claims. On July 22, 2025, the plaintiff filed a motion for preliminary injunction seeking to enjoin the stockholder vote and consummation of the Transactions until alleged disclosure deficiencies were corrected. On July 28, 2025, the court issued an order to show cause, scheduling expedited briefing and a hearing on the plaintiff's motion. On July 31, 2025, the defendants in the Zappia Complaint filed an opposition to the preliminary injunction motion. On August 1, 2025, the plaintiff in the Zappia Complaint voluntarily withdrew his preliminary injunction motion.

From time to time, we have been and will continue to be subject to additional legal proceedings and claims. We are not presently a party to any other legal proceedings that, if determined adversely to us, would individually or taken together have a material adverse effect on our business, results of operations, financial condition, or cash flows. Defending such proceedings is costly and can impose a significant burden on management and employees. The results of any current or future litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.

Item 1A. Risk Factors.

Except to the extent updated below or previously updated, or to the extent additional factual information disclosed elsewhere in this Quarterly Report on Form 10-Q relates to such risk factors (including, without limitation, the matters discussed in Part I, Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operation", there have been no material changes to the risk factors associated with our business previously disclosed in "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2024 and "Item 1A. Risk Factors" in our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2025.

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

(b) Purchases of Equity Securities by the Company

Purchases of Equity Securities by the Company

In August 2024, our board of directors authorized the repurchase of up to $100 million of our outstanding shares of common stock (the "Share Repurchase Program"). Repurchases under the program may be made in the open market, in privately negotiated transactions or otherwise, including pursuant to a Rule 10b5-1 plan. The timing, price, and volume of the repurchases will be executed based on various market and legal factors, and subject to a $50 million cap in any fiscal year pursuant to the terms of the 2024 Amended and Restated Credit Agreement. The Share Repurchase Program will terminate upon the earlier of December 31, 2025 or the date on which the maximum dollar amount has been expended, but is subject to suspension, modification, or termination at any time at the Company's discretion. We did not repurchase and subsequently retire any shares of common stock under the Share Repurchase Program during the three and six months ended June 30, 2025. As of June 30, 2025, $50 million remained available for future share repurchases under the Share Repurchase Program.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

			Trading Agreement
	Action	Date	Rule 10b5-1 (1)	Non-Rule 10b5-1 (2)	Total Shares to be Sold	Expiration Date
Angelic Gibson, Chief Information Officer, Senior Vice President	Terminate	May 6, 2025	X		45,000	June 30, 2025

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

AvidXchange Holdings, Inc.

Date: August 6, 2025	By:	/s/ Joel Wilhite
Joel Wilhite
Chief Financial Officer (Authorized Signatory and Principal Financial and Accounting Officer)